Form 10-Q
period 1996-06-30
CNL INCOME FUND XIV LTD
filed 1996-08-08
CIK 893571

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -----------------------------------

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                      Commission file number
                             0-23974
                      ----------------------


                    CNL Income Fund XIV, Ltd.
- ------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Florida                             59-3143096
- ----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------




                                   CONTENTS
                                   --------



Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  7-10


Part II

  Other Information                                                 11







                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  June 30,       December 31,
                ASSETS                              1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases,less accumulated depreci-
  ation of $789,942 and $621,352                 $26,021,075     $ 26,189,665
Net investment in direct financing
  leases                                           9,163,727        9,200,070
Investment in joint ventures                       3,070,416        3,075,675
Cash and cash equivalents                          1,419,380        1,475,738
Receivables, less allowance for
  doubtful accounts of $21,000 in 1996                 9,556            9,531
Prepaid expenses                                      15,552            3,441
Organization costs, less accumulated
  amortization of $5,599 and $4,599                    4,401            5,401
Accrued rental income                              1,124,194          878,583
                                                 -----------     ------------

                                                 $40,828,301     $ 40,838,104
                                                 ===========     ============
     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     3,833     $      3,657
Accrued and escrowed real estate
  taxes payable                                       11,723           22,562
Distributions payable                                928,130          928,130
Due to related parties                                 2,252            6,869
Rents paid in advance                                 29,494           44,956
                                                 -----------     ------------
    Total liabilities                                975,432        1,006,174

Partners' capital                                 39,852,869       39,831,930
                                                 -----------     ------------

                                                 $40,828,301     $ 40,838,104
                                                 ===========     ============


           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                   Quarter Ended          Six Months Ended
                                      June 30,                June 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  722,724  $  745,483  $1,466,900  $1,492,152
  Earned income from
    direct financing
    leases                        256,920     258,909     514,363     518,282
  Interest and other
    income                         13,974      11,731      27,859      29,042
                               ----------  ----------  ----------  ----------
                                  993,618   1,016,123   2,009,122   2,039,476
                               ----------  ----------  ----------  ----------

Expenses:
  General operating
    and administrative             43,623      34,998      87,001      63,613
  Professional services             5,338       6,973      11,090      15,717
  Bad debt expense                     -       14,976          -       14,976
  Management fees to
    related parties                 9,569      10,006      19,352      19,553
  Real estate taxes                 1,713       1,500       3,426       1,500
  State and other taxes                19         140      18,109      14,865
  Depreciation and
    amortization                   85,022      85,404     170,044     170,787
                               ----------  ----------  ----------  ----------
                                  145,284     153,997     309,022     301,011
                               ----------  ----------  ----------  ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Loss on
  Sale of Land                    848,334     862,126   1,700,100   1,738,465

Equity in Earnings of
  Joint Ventures                   88,183      80,997     177,099     158,801

Loss on Sale of Land                   -           -           -      (66,518)
                               ----------  ----------  ----------  ----------

Net Income                     $  936,517  $  943,123  $1,877,199  $1,830,748
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $    9,365  $    9,431  $   18,772  $   18,307
  Limited partners                927,152     933,692   1,858,427   1,812,441
                               ----------  ----------  ----------  ----------

                               $  936,517  $  943,123  $1,877,199  $1,830,748
                               ==========  ==========  ==========  ==========


Net Income Per Limited
  Partner Unit                 $     0.21  $     0.21  $     0.41  $     0.40
                               ==========  ==========  ==========  ==========


Weighted Average Number
  of Limited Partner
  Units Outstanding             4,500,000   4,500,000   4,500,000   4,500,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Six Months Ended       Year Ended
                                               June 30,          December 31,
                                                 1996                1995
                                           ----------------     -------------

General partners:
  Beginning balance                          $    70,818        $     32,745
  Net income                                      18,772              38,073
                                             -----------        ------------
                                                  89,590              70,818
                                             -----------        ------------

Limited partners:
  Beginning balance                           39,761,112          39,676,078
  Net income                                   1,858,427           3,713,164
  Distributions ($0.41 and $0.81
    per limited partner unit,
    respectively)                             (1,856,260)         (3,628,130)
                                             -----------        ------------
                                              39,763,279          39,761,112
                                             -----------        ------------

Total partners' capital                      $39,852,869        $ 39,831,930
                                             ===========        ============


           See accompanying notes to condensed financial statements.






                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                           June 30,
                                                    1996             1995
                                                ------------     ------------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                      $  1,799,902     $  1,856,463
                                                ------------     ------------

    Cash Flows from Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                          -        (1,025,141)
        Proceeds from sale of land                        -           696,012
        Investment in direct
          financing leases                                -           (75,244)
        Investment in joint ventures                      -        (1,059,051)
                                                ------------     ------------
            Net cash used in
              investing activities                        -        (1,463,424)
                                                ------------     ------------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                (1,856,260)      (1,743,751)
                                                ------------     ------------
            Net cash used in
              financing activities                (1,856,260)      (1,743,751)
                                                ------------     ------------

Net Decrease in Cash
  and Cash Equivalents                               (56,358)      (1,350,712)

Cash and Cash Equivalents at
  Beginning of Period                              1,475,738        2,735,323
                                                ------------     ------------

Cash and Cash Equivalents at
  End of Period                                 $  1,419,380     $  1,384,611
                                                ============     ============

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership                        $         -      $        577
                                                ============     ============

    Distributions declared and
      unpaid at end of period                   $    928,130     $    900,000
                                                ============     ============


           See accompanying notes to condensed financial statements.






                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1995.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Investment in Joint Ventures:
      ----------------------------

      In June 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, entered into a purchase and sale agreement to sell the two properties it owns to the tenant of the properties. The closing is scheduled to take place no later than November 1996. Wood-Ridge Real Estate Joint Venture anticipates that proceeds received from the sale of these properties will be in excess of the carrying value of the properties and will be reinvested in an additional property or properties. The sale of these properties had not occurred as of July 18, 1996.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.
Generally, the leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 54 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,799,902 and $1,856,463 for the six months ended June 30, 1996 and 1995, respectively. The decrease in cash from operations for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      In June 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50% interest, entered into a purchase and sale agreement to sell the two Properties it owns to the tenant of the Properties. The closing is scheduled to take place no later than November 1996. Wood-Ridge Real Estate Joint Venture anticipates that proceeds received from the sale of these Properties will be in excess of the carrying value of the Properties and will be reinvested in an additional property or properties. The sale of these Properties had not occurred as of July 18, 1996.

      Currently, cash reserves and rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1996, the Partnership had $1,419,380 invested in such short-term investments as compared to $1,475,738 at December 31, 1995. The funds remaining at June 30, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $975,432 at June 30, 1996, from $1,006,174 at December 31, 1995.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,856,260 and $1,800,000 for the six months ended June 30, 1996 and 1995, respectively ($928,130 and $900,000 for the quarters ended June 30, 1996 and 1995, respectively). This represents distributions of $0.41 and $0.40 per unit for the six months ended June 30, 1996 and 1995, respectively ($0.21 and $0.20 per unit for the quarters ended June 30, 1996 and 1995, respectively). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- ---------------------

      During the six months ended June 30, 1995, the Partnership owned and leased 52 wholly owned Properties (including one Property in Knoxville, Tennessee, and one Property in Dallas, Texas, which were sold in March 1995), and during the six months ended June 30, 1996, the Partnership owned and leased 50 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $1,981,263 and $2,010,434, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $979,644 and $1,004,392 of which was earned during the quarters ended June 30, 1996 and 1995. The decrease in rental and earned income was primarily attributable to the Partnership establishing an allowance for doubtful accounts of $21,000 for past due rental amounts relating to the Property in Akron, Ohio during the quarter and six months ended June 30, 1996. The operator remains responsible for payment of these amounts; however, due to the current financial difficulties the operator is experiencing, the general partners believe collection of these amounts is doubtful. The Partnership will continue to pursue the collection of such amounts and will record such amounts as income if collected.

      In addition, during the six months ended June 30, 1996 and 1995, the Partnership owned and leased four Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $177,099 and $158,801, respectively, attributable to net income earned by these joint ventures, $88,183 and $80,997 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily attributable to the fact that in March 1995, the Partnership invested in a joint venture, Salem Joint Venture, which became operational in May 1995. As described above in "Liquidity and Capital Resources", Wood-Ridge Real Estate Joint Venture has entered into a purchase and sale agreement for the sale of two of its Properties. Although the Partnership anticipates that net income earned by joint ventures will initially decrease after the Properties are sold, the joint venture expects to reinvest the net sales proceeds in additional properties subject to triple-net leases. Therefore, the anticipated sale of the two Properties is not expected to have a material adverse effect on operations.

      Operating expenses, including depreciation and amortization expense, were $309,022 and $301,011 for the six months ended June 30, 1996 and 1995, respectively, of which $145,284 and $153,997 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the former tenant of the Property in Akron, Ohio, defaulting under the terms of its lease during 1994, the Partnership continued to incur real estate taxes relating to this Property. Currently, the Partnership is negotiating a lease with a new franchisee operating the restaurant located on the Property on a month-to-month basis. However, until a new lease is executed for this Property, the Partnership expects to continue to incur real estate taxes relating to this Property. The increase in operating expenses was partially offset by the Partnership establishing an allowance for doubtful accounts during the quarter and six months ended June 30, 1995, of approximately $15,000 relating to past due rental amounts from the former tenant of the Property in Akron, Ohio, which had been included in income in prior years.

      As a result of the sale of the Properties in Knoxville, Tennessee, and Dallas, Texas, the Partnership recognized a loss for financial reporting purposes of $66,518 during the six months ended June 30, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and wrote off at the time of the sale. No Properties were sold during the six months ended June 30, 1996.




                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.





                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 6th day of August, 1996.

                              CNL INCOME FUND XIV, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          ----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          ----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)