Form 10-Q
period 1996-09-30
CNL INCOME FUND XIV LTD
filed 1996-11-06
CIK 893571

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                  Commission file number
                          0-23974
                  ----------------------


                 CNL Income Fund XIV, Ltd.
  ------------------------------------------------------
  (Exact name of registrant as specified in its charter)


          Florida                             59-3143096
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------






                                   CONTENTS
                                   --------



Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4

             Notes to Condensed Financial Statements                5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  7-10


Part II

  Other Information                                                 11









                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
            ASSETS                                 1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $874,237 and
  $621,352                                      $25,936,780      $26,189,665
Net investment in direct
  financing leases                                9,144,772        9,200,070
Investment in joint ventures                      3,229,531        3,075,675
Cash and cash equivalents                         1,503,945        1,475,738
Receivables, less allowance for
  doubtful accounts of $21,000
  in 1996                                             3,030            9,531
Prepaid expenses                                     13,333            3,441
Organization costs, less
  accumulated amortization of
  $6,099 and $4,599                                   3,901            5,401
Accrued rental income                             1,246,999          878,583
                                                -----------      -----------

                                                $41,082,291      $40,838,104
                                                ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     5,049      $     3,657
Accrued and escrowed real
  estate taxes payable                               15,851           22,562
Distributions payable                               928,132          928,130
Due to related parties                                5,833            6,869
Rents paid in advance                                96,383           44,956
                                                -----------      -----------
    Total liabilities                             1,051,248        1,006,174

Partners' capital                                40,031,043       39,831,930
                                                -----------      -----------

                                                $41,082,291      $40,838,104
                                                ===========      ===========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                   Quarter Ended         Nine Months Ended
                                   September 30,           September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  744,018  $  744,932  $2,210,918  $2,237,084
  Earned income from
    direct financing
    leases                        256,399     258,444     770,762     776,726
  Interest and other
    income                         18,789      11,444      46,648      40,486
                               ----------  ----------  ----------  ----------
                                1,019,206   1,014,820   3,028,328   3,054,296
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 40,271      35,269     127,272      98,882
  Professional services             5,768       7,541      16,858      23,258
  Bad debt expense                     -       (1,887)         -       13,089
  Management fees to
    related parties                 9,749       9,373      29,101      28,926
  Real estate taxes                    -          387       3,426       1,887
  State and other taxes                -           -       18,109      14,865
  Depreciation and
    amortization                   85,022      83,837     255,066     254,624
                               ----------  ----------  ----------  ----------
                                  140,810     134,520     449,832     435,531
                               ----------  ----------  ----------  ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Loss on
  Sales of Land                   878,396     880,300   2,578,496   2,618,765

Equity in Earnings of
  Joint Ventures                  227,910      91,988     405,009     250,789

Loss on Sales of Land                  -           -           -      (66,518)
                               ----------  ----------  ----------  ----------

Net Income                     $1,106,306  $  972,288  $2,983,505  $2,803,036
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $   11,063  $    9,723  $   29,835  $   28,030
  Limited partners              1,095,243     962,565   2,953,670   2,775,006
                               ----------  ----------  ----------  ----------

                               $1,106,306  $  972,288  $2,983,505  $2,803,036
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.24  $     0.21  $     0.66  $     0.62
                               ==========  ==========  ==========  ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                   4,500,000   4,500,000   4,500,000   4,500,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                          Nine Months Ended       Year Ended
                                            September 30,        December 31,
                                                1996                 1995
                                          -----------------      ------------

General partners:
  Beginning balance                          $    70,818         $    32,745
  Net income                                      29,835              38,073
                                             -----------         -----------
                                                 100,653              70,818
                                             -----------         -----------

Limited partners:
  Beginning balance                           39,761,112          39,676,078
  Net income                                   2,953,670           3,713,164
  Distributions ($0.62 and
    $0.81 per limited
    partner unit, respectively)               (2,784,392)         (3,628,130)
                                             -----------         -----------
                                              39,930,390          39,761,112
                                             -----------         -----------

Total partners' capital                      $40,031,043         $39,831,930
                                             ===========         ===========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                     1996            1995
                                                 -----------      -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                       $ 2,812,597      $ 2,782,609
                                                 -----------      -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sales of land                       -           696,012
        Additions to land and
          buildings on operating
          leases                                          -          (964,262)
        Investment in direct
          financing leases                                -           (75,244)
        Investment in joint ventures                      -        (1,084,221)
                                                 -----------      -----------
            Net cash used in
              investing activities                        -        (1,427,715)
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                (2,784,390)      (2,643,751)
                                                 -----------      -----------
            Net cash used in
              financing activities                (2,784,390)      (2,643,751)
                                                 -----------      -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                28,207       (1,288,857)

Cash and Cash Equivalents at
  Beginning of Period                              1,475,738        2,735,323
                                                 -----------      -----------

Cash and Cash Equivalents at
  End of Period                                  $ 1,503,945      $ 1,446,466
                                                 ===========      ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition costs on behalf
      of the Partnership                         $        -       $       577
                                                 ===========      ===========

    Distributions declared and
      unpaid at end of period                    $   928,132      $   900,000
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Investment in Joint Ventures:
      ----------------------------

      In September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its two properties to the tenant of these properties for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined, total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these properties for approximately $698,700 in excess of their original purchase price.

      In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,427,203 of the net sales proceeds it received from the sale of its properties in September 1996. The remaining net sales proceeds of $573,977 are expected to be reinvested by December 1996.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                         September 30,      December 31,
                                             1996               1995
                                         ------------       ------------

            Land and buildings
              on operating leases,
              less accumulated
              depreciation                 $  721,928        $3,882,341
            Net investment in
              direct financing
              lease                           368,386         1,792,208
            Cash                               24,325               687
            Restricted cash                 5,017,023                -
            Receivables                            -             33,694
            Prepaid expenses                      390               119
            Accrued rental income              44,293           149,600
            Liabilities                           811             1,839
            Partners' capital               6,175,534         5,856,810
            Revenues                          544,936           706,262
            Gain on sale                      261,106                -
            Net income                        786,977           658,460

      The Partnership recognized income totalling $405,009 and $250,789 for the nine months ended September 30, 1996 and 1995, respectively, from these joint ventures, $227,910 and $91,988 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.
Generally, the leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 52 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,812,597 and $2,782,609 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      In September 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50% interest, sold its two Properties to the tenant of these Properties for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These Properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined, total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these Properties for approximately $698,700 in excess of their original purchase price. In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,427,203 of the net sales proceeds it received from the sale of its Properties in September 1996. The remaining net sales proceeds of $573,977 are expected to be reinvested by December 1996. The lease agreements for the Properties are substantially the same as the leases relating to the Partnership's other properties.

      Currently, cash reserves and rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses
or to make distributions to partners.   At September 30, 1996,  the
Partnership had $1,503,945 invested in such short-term investments as compared to $1,475,738 at December 31, 1995. The funds remaining at September 30, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $1,051,248 at September 30, 1996, from $1,006,174 at December 31, 1995, primarily as the result of an increase in rents paid in advance during the nine months ended September 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,784,392 and $2,700,000 for the nine months ended September 30, 1996 and 1995, respectively ($928,132 and $900,000 for the quarters ended September 30, 1996 and 1995, respectively). This represents distributions of $0.62 and $0.60 per unit for the nine months ended September 30, 1996 and 1995, respectively ($0.21 and $0.20 per unit for the quarters ended September 30, 1996 and 1995, respectively). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1995, the Partnership owned and leased 52 wholly owned Properties (including one Property in Knoxville, Tennessee, and one Property in Dallas, Texas, which were sold in March 1995), and during the nine months ended September 30, 1996, the Partnership owned and leased 50 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $2,981,680 and $3,013,810, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,000,417 and $1,003,376 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

      In addition, during the nine months ended September 30, 1996 and 1995, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996). In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $405,009 and $250,789, respectively, attributable to net income earned by these joint ventures, $227,910 and $91,988 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Liquidity and Capital Resources". Due to the fact that the joint venture reinvested the majority of the net sales proceeds in five Properties in October 1996, the Partnership does not anticipate that the sale of the two Properties will have a material adverse effect on operations.

      Operating expenses, including depreciation and amortization expense, were $449,832 and $435,531 for the nine months ended September 30, 1996 and 1995, respectively, of which $140,810 and $134,520 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1996, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The increase in operating expenses during the nine months ended September 30, 1996 was partially offset by the Partnership establishing an allowance for doubtful accounts during the nine months ended September 30, 1995, of approximately $13,100 relating to past due rental amounts from the former tenant of the Property in Akron, Ohio, which had been included in income in prior years.

      As a result of the former tenant of the Property in Akron, Ohio, defaulting under the terms of its lease during 1994, the Partnership incurred real estate taxes relating to this Property during the nine months ended September 30, 1996 and 1995. Currently, the Partnership is negotiating a lease with the franchisee operating the restaurant located on the Property on a month-to-month basis and anticipates that the franchisee will pay a portion of the 1996 real estate taxes.

      As a result of the sale of the Properties in Knoxville, Tennessee, and Dallas, Texas, the Partnership recognized a loss for financial reporting purposes of $66,518 during the nine months ended September 30, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and wrote off at the time of the sale. No wholly owned Properties were sold by the Partnership during the nine months ended September 30, 1996.









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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.




                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 4th day of November, 1996.

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