Form 10-K405
period 1996-12-31
CNL INCOME FUND XIV LTD
filed 1997-03-27
CIK 893571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended    December 31, 1996
                                   ---------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________


                        Commission file number  0-23974

                           CNL INCOME FUND XIV, LTD.
             (Exact name of registrant as specified in its charter)

              Florida                                   59-3143096
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                        400 East South Street, Suite 500
                            Orlando, Florida  32801
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:              Name of exchange on which registered:
                None                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  [X]   No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

Item 1.  Business

         CNL Income Fund XIV, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on September 25, 1992. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on August 27, 1993, the Partnership offered for sale up to $45,000,000 of limited partnership interests (the "Units") (4,500,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective March 17, 1993. The offering terminated on February 22, 1994, at which date the maximum proceeds of $45,000,000 had been received from investors who were admitted to the Partnership as limited partners ("Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,606,055 and were used to acquire 54 Properties, including 18 Properties consisting of land only and four Properties owned by joint ventures in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,475,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of the Checkers Property in Knoxville, Tennessee, and the Checkers Property in Dallas, Texas, exercised its option in accordance with the lease agreements to substitute two other Properties for the Knoxville, Tennessee and Dallas, Texas Properties. The Partnership sold the Knoxville and Dallas Properties to the tenant and used the net sales proceeds to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. The building portion of the Boston Market in Murfreesboro, Tennessee, is owned by the tenant. As a result of the above transactions, as of December 31, 1996, the Partnership currently owned 57 Properties, including 18 wholly owned Properties consisting of land only and interests in seven Properties owned by joint ventures in which the Partnership is a co-venturer. The lessee of the 18 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 15 to 20 years (the average being approximately 20 years) and expire between 2008 and 2015. The leases are, in general, on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,900 to $203,600. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases for the 18 wholly owned Properties consisting of only land are substantially the same as those described above except that the leases relate solely to the land associated with the Property, with the tenant owning the buildings currently on the land and having the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         During 1994, a temporary operator assumed operations of the restaurant business located at the Property in Akron, Ohio Property and paid the Partnership rent on a month-to-month basis. During 1995, a new temporary operator assumed operations of the restaurant business for this Property and is paying the Partnership rent on a month-to-month basis. The Partnership is currently seeking a permanent replacement tenant for this Property.

         In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant of these Properties and in October 1996, the joint venture reinvested the majority of net sales proceeds in five Properties. In addition, in January 1997, the joint venture reinvested the majority of the remaining net sales proceeds in a Taco Bell Property located in Anniston, Alabama. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

Major Tenants

         During 1996, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Foodmaker, Inc., (iii) Long John Silver's, Inc., (iv) Checkers Drive-In Restaurants, Inc. and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from seven Properties owned by joint ventures). As of December 31, 1996, Flagstar Corporation was the lessee under leases relating to 11 restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to nine restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to

18 restaurants and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, six Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental income during 1996 (including the Partnership's share of rental income from seven Properties owned by joint ventures). In subsequent years, it is anticipated that these six Restaurant Chains each will account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership entered into a joint venture arrangement, Attalla Joint Venture, with an affiliate of the General Partners to purchase and hold one Property. In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with an affiliate of the General Partners to purchase and hold two Properties. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant of its Properties and in October 1996, the joint venture reinvested the majority of net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. The building portion of the Boston Market Property in Murfreesboro, Tennessee, is owned by the tenant. In addition, in March 1995, the Partnership entered into a joint venture arrangement, Salem Joint Venture, with an affiliate of the General Partners to renovate and hold one Property. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         Each joint venture has an initial term of 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the property owned by the joint venture unless agreed to by mutual agreement of the Partnership and its joint venture partners to reinvest the sales proceeds in replacement Properties, and by mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership shares management control equally with an affiliate of the General Partners for Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture and Salem Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture and Salem Joint Venture is distributed 50 percent, 50 percent and 72.2%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains and restaurants in other well-known national chains, including those offering different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 57 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,900 to 100,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 18 Checkers Properties owned by the Partnership and the Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,300 to 11,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Corporation leases seven Hardee's restaurants and four Denny's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $76,500 (ranging from approximately $59,100 to $100,900).

         Foodmaker, Inc. leases six Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2011) and the average minimum base annual rent is approximately $83,600 (ranging from approximately $62,200 to $99,900).

         Long John Silver's, Inc. leases nine Long John Silver's restaurants. The initial term of each lease is 20 years (expiring in 2014) and the average minimum base annual rent is approximately $81,100 (ranging from approximately $50,500 to $117,500).

         Checkers Drive-In Restaurants, Inc. leases 18 Checkers restaurants. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $34,100 (ranging from approximately $18,900 to $54,500). The tenant owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease term.

         In addition, Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2011) and the average minimum base annual rent is approximately $143,500 (ranging from approximately $110,200 to $203,600).

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1997, there were 3,027 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 12.12%).

                                1996 (1)                  1995 (1)
                        ----------------------    ------------------------
                         High    Low   Average     High     Low   Average
                         -----  -----  -------    ------  ------  -------
    First Quarter        $9.50  $7.93    $8.91    $ 9.50  $ 9.50   $ 9.50
    Second Quarter        9.50   9.50     9.50      9.50    8.25     8.88
    Third Quarter        10.00  10.00    10.00     10.00   10.00    10.00
    Fourth Quarter        9.20   7.25     8.23      9.50    8.12     9.41

(1) A total of 13,122 and 16,220 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,712,522 and $3,628,130, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                             1996              1995
         -------------                          ----------        ----------

         March 31                                 $928,130          $900,000
         June 30                                   928,130           900,000
         September 30                              928,132           900,000
         December 31                               928,130           928,130

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                             1996           1995          1994          1993           1992 (1)
                                         -------------  ------------- ------------- -------------  ------------
Year Ended December 31:
    Revenues (2)                          $  4,503,039   $  4,406,707  $  3,371,695  $    285,413       $    -
    Net income (3)                           3,916,329      3,751,237     2,932,075       242,446            -
    Cash distributions declared              3,712,522      3,628,130     2,850,554       232,199            -
    Net income per Unit (3) (4)                   0.86           0.83          0.66          0.15            -
    Cash distributions declared
        per Unit (4)                              0.83           0.81          0.65          0.15            -

At December 31:
    Total assets                           $41,045,849    $40,838,104   $40,866,591   $26,142,541       $  1,000
Partners' Capital                           40,035,737    $39,831,930   $39,708,823   $25,321,617       $  1,000

(1) Selected financial data for 1992 represents the period September 25, 1992 (date of inception) through December 31, 1992.

(2)      Revenues include equity in earnings of the joint ventures.

(3) Net income for the year ended December 31, 1995, includes $66,518 from loss on sale of land.

(4) Based on the weighted average number of Limited Partner Units outstanding during each of the years ended December 31, 1996, 1995 and 1994, and the period September 13, 1993 through December 31, 1993.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 57 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         On August 27, 1993, the Partnership commenced an offering to the public of up to 4,500,000 Units of limited partnership interest. The Partnership's offering terminated on February 22, 1994, at which time the maximum proceeds of $45,000,000 (4,500,000 Units) had been received from investors. The Partnership, therefore, will derive no additional capital resources from the offering.

         Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,606,055. As of December 31, 1994, approximately $37,994,000 had been used to invest, either directly or through joint venture arrangements, in 53 Properties, one of which was under construction at December 31, 1994, to pay acquisition fees to an affiliate of the affiliate of the General Partners totalling $2,475,000, and to pay certain acquisition expenses. During 1995, construction was completed on the Property under construction at December 31, 1994. In March 1995, the Partnership completed its acquisition of Properties by entering into a joint venture arrangement, Salem Joint Venture, with an affiliate of the Partnership which has the same General Partners, to renovate and hold one restaurant Property located in Salem, Ohio. In connection therewith, the Partnership contributed approximately $363,600 to the joint venture. Renovation of the restaurant was completed in May 1995, and as of December 31, 1995, the Partnership owned a 72.2% interest in the profits and losses of the joint venture. Upon completion of the Partnership's acquisition in March 1995, the remaining net offering proceeds of approximately $393,000 were reserved for Partnership purposes.

         The Partnership received notice in January 1995, from the tenant of two of its Properties located in Knoxville, Tennessee, and Dallas, Texas, of the tenant's intention to exercise its option, in accordance with its lease agreement, to substitute other properties for these two Properties. In March 1995, the Partnership sold its two Properties in Knoxville, Tennessee and Dallas, Texas, to the tenant for their original purchase prices, excluding acquisition fees and miscellaneous acquisition expenses, and received net sales proceeds totalling $696,012. The Partnership used the net sales proceeds, along with other uninvested offering proceeds, to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida, from the tenant. As a result of these transactions, the Partnership recognized a loss of $66,518 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses that the Partnership had allocated to the Knoxville, Tennessee, and Dallas, Texas Properties, and due to the accrued rental income relating to future scheduled rent increases that the Partnership had previously recorded and wrote off at the time of sale. The Partnership believes the two replacement Properties will outperform the two original Properties, in terms of the rent that will be payable to the Partnership, due to the tenant's strong market penetration in Florida.

         In September 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50 percent interest, sold its two Properties to the tenant for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These Properties were originally acquired by Wood-Ridge Real Estate Joint

Venture in September 1994 and had a combined, total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these properties for approximately $698,700 in excess of their original purchase price. In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 of the net sales proceeds it received from the sale of its properties in September 1996. In January 1997, the joint venture used a portion of the remaining net sales proceeds from the sales of the Properties in 1996, to purchase an additional Property. The joint venture expects to distribute the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis, during 1997.

         Until Properties were acquired by the Partnership, all Partnership proceeds were held in short-term, highly liquid investments which the General Partners believed to have appropriate safety of principal. This investment strategy provided high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition were located.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,706,296, $3,709,844 and $2,812,631 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in cash from operations during 1996, as compared to 1995, and the increase in 1995, as compared to 1994, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1996, the Partnership had $1,462,012 invested in such short-term investments as compared to $1,475,738 at December 31, 1995. The funds remaining at December 31, 1996, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1994, affiliates of the General Partners incurred on behalf of the Partnership $330,585 for certain offering expenses. In addition, during 1995 and 1994, the affiliates incurred on behalf of the Partnership $577 and $27,694, respectively, for certain acquisition expenses. During 1996, 1995 and 1994, the affiliates incurred on behalf of the Partnership $94,152, $104,433 and $87,774, respectively, for certain operating expenses. At December 31, 1996 and 1995, the Partnership owed $1,651 and $6,869, respectively, to affiliates for such amounts and accounting and administrative services and management fees. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,008,461 at December 31,

1996, from $999,305 at December 31, 1995. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on current and future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,522, $3,628,130 and $2,850,554 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents distributions of $0.83, $0.81 and $0.65 per Unit for the years ended December 31, 1996, 1995 and 1994, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended 1996, 1995 and 1994 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         The Partnership owned and leased 50 wholly owned Properties during 1994, 52 wholly owned Properties (including one Property in Knoxville, Tennessee, and one Property in Dallas, Texas, which were sold in March 1995) during 1995, and 50 wholly owned Properties during 1996. In addition, during 1994, the Partnership was a co-venturer in two joint ventures that owned and leased three Properties, during 1995, the Partnership was a co-venturer in three separate joint ventures that owned and leased a total of four Properties, and during 1996, the Partnership was a co-venturer in three joint ventures that owned and leased nine Properties (including two Properties in WoodRidge Real Estate Joint Venture, which were sold in September 1996). As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 57 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $18,900 to $203,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $3,987,525, $4,015,564 and $3,135,388, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The increase in rental and earned income during 1995, as compared to 1994, is primarily attributable to the acquisition of additional Properties in 1994, and the fact that, with the exception of the two Properties sold in March 1995, the Properties owned at December 31, 1994, were operational for a full year in 1995, as compared to a partial year in 1994. The decrease in rental and earned income during 1996, as compared to 1995, was primarily attributable to, and the increase during 1995, as compared to 1994, was partially offset by, the fact that during 1994, the Partnership's former tenant of the Property in Akron, Ohio, ceased operating the restaurant located on the Property, and subsequently, various temporary operators have assumed the restaurant operations and paid the Partnership rent on a month-to-month basis. As a result of these transactions, during 1994, the Partnership wrote off certain uncollectible rental amounts due from the former tenant and subsequently recorded monthly rental amounts as collected from the temporary operators. The Partnership is currently seeking a permanent replacement tenant for this Property. As a result of the lease termination with the original tenant, the building portion of this lease was reclassified from a direct financing lease to an operating lease during 1995.

         In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $459,137, $338,717 and $35,480, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1996, as compared to 1995, is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Liquidity and Capital Resources". Due to the fact that the joint venture reinvested the majority of the net sales proceeds in five Properties in October 1996, the Partnership does not anticipate that the sale of the two Properties will have a material adverse effect on operations. The increase in net income earned by joint ventures during 1995, as compared to 1994, is primarily attributable to the fact that in March 1995, the Partnership invested in a joint venture, Salem Joint Venture, which became operational in May 1995. In addition, the two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996, and which were initially acquired in August 1994, did not become operational until November 1994.

         During 1996, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Foodmaker, Inc., (iii) Long John Silver's, Inc., (iv) Checkers Drive-In Restaurants, Inc. and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from seven Properties owned by joint ventures). As of December 31, 1996, Flagstar Corporation was the lessee under leases relating to 11 restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to nine restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 18 restaurants and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, six Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers and Golden Corral, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including the Partnership's share of rental income from seven Properties owned by joint ventures). In subsequent years, it is anticipated that these six Restaurant Chains each will account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $44,089, $50,724 and $200,499, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The decrease in interest income during 1996 and 1995, as compared to 1994, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of Properties during 1995 and 1994.

         Operating expenses, including depreciation and amortization expense, were $586,710, $588,952 and $439,620 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in operating expenses during 1995, as compared to 1994, was primarily attributable to (i) an increase in accounting and administrative expenses associated with operating the Partnership and its Properties (ii) the Partnership's incurring additional taxes relating to the filing of various state tax returns during 1995 and (iii) the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in the "Liquidity and Capital Resources". The increase in operating expenses during 1995, as compared to 1994, was partially attributable to an increase in depreciation expense as a result of the acquisition of additional Properties during 1994. Operating expense also increased during 1995, as compared to 1994, as a result of an increase in management fees as a result of the increase in rental revenues, as described above.

         As a result of the former tenant of the Property in Akron, Ohio, defaulting under the terms of its lease during 1994, the Partnership incurred real estate taxes relating to this Property during the years ended December 31, 1996 and 1995. Currently, the Partnership is seeking a permanent replacement tenant for this Property.

         As a result of the sales of the Properties in Knoxville, Tennessee, and Dallas, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $66,518 for the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and wrote off at the time of the sale. No Properties were sold during 1996 and 1994.

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

         The Partnership's leases as of December 31, 1996, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS

                                                               Page
                                                               ----
Report of Independent Accountants                               13

Financial Statements:

  Balance Sheets                                                14

  Statements of Income                                          15

  Statements of Partners' Capital                               16

  Statements of Cash Flows                                      17

  Notes to Financial Statements                                 20

                       Report of Independent Accountants


To the Partners
CNL Income Fund XIV, Ltd.

We have audited the financial statements and the financial statement schedule of CNL Income Fund XIV, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XIV, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Orlando, Florida
January 22, 1997

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                    December 31,
           ASSETS                         1996                      1995
           ------                      -----------               -------

Land and buildings on operating
  leases, less accumulated
  depreciation                         $25,852,484               $26,189,665
Net investment in direct
  financing leases                       9,125,272                 9,200,070
Investment in joint ventures             3,201,156                 3,075,675
Cash and cash equivalents                1,462,012                 1,475,738
Receivables                                 23,477                     9,531
Prepaid expenses                             8,243                     3,441
Organization costs, less
  accumulated amortization of
  $6,599 and $4,599                          3,401                     5,401
Accrued rental income                    1,369,804                   878,583
                                       -----------               -----------

                                       $41,045,849               $40,838,104
                                       ===========               ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $     5,447               $     3,657
Accrued and escrowed real estate
  taxes payable                             12,364                    22,562
Distributions payable                      928,130                   928,130
Due to related parties                       1,651                     6,869
Rents paid in advance                       62,520                    44,956
                                       -----------               -----------
    Total liabilities                    1,010,112                 1,006,174

Commitment (Note 11)

Partners' capital                       40,035,737                39,831,930
                                       -----------               -----------

                                       $41,045,849               $40,838,104
                                       ===========               ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                     Year Ended December 31,
                                          1996                 1995                 1994
                                       ----------           ----------           ----------
Revenues:
  Rental income from
    operating leases                   $2,960,909           $2,980,928           $2,284,929
  Earned income from direct
    financing leases                    1,026,616            1,034,636              850,459
  Interest and other income                56,377               52,426              200,827
                                       ----------           ----------           ----------
                                        4,043,902            4,067,990            3,336,215
                                       ----------           ----------           ----------

Expenses:
  General operating and
    administrative                        162,163              143,138              109,698
  Professional services                    24,138               31,270               35,882
  Bad debt expense                             -                12,619                   -
  Management fees to
    related parties                        38,785               38,832               28,340
  Real estate taxes                         3,426                8,116                   -
  State and other taxes                    18,109               14,865                1,859
  Loss on termination of
    direct financing lease                     -                    -                 6,201
  Depreciation and
    amortization                          340,089              340,112              257,640
                                       ----------           ----------           ----------
                                          586,710              588,952              439,620
                                       ----------           ----------           ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Loss on
  Sale of Land                          3,457,192            3,479,038            2,896,595

Equity in Earnings of Joint
  Ventures                                459,137              338,717               35,480

Loss on Sale of Land                           -               (66,518)                  -
                                       ----------           ----------           ---------

Net Income                             $3,916,329           $3,751,237           $2,932,075
                                       ==========           ==========           ==========

Allocation of Net Income:
  General partners                     $   39,163           $   38,073           $   29,321
  Limited partners                      3,877,166            3,713,164            2,902,754
                                       ----------           ----------           ----------

                                       $3,916,329           $3,751,237           $2,932,075
                                       ==========           ==========           ==========

Net Income Per Limited
  Partner Unit                         $     0.86           $     0.83           $     0.66
                                       ==========           ==========           ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                     4,500,000            4,500,000            4,383,150
                                       ==========           ==========           ==========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1996, 1995 and 1994


                                          General Partners                      Limited Partners
                                       --------------------  ------------------------------------------------------
                                                  Accumu-                                  Accumu-
                                       Contri-    lated       Contri-       Distri-        lated        Syndication
                                       butions   Earnings     butions       butions       Earnings         Costs          Total
                                       -------   --------   -----------   ------------   -----------    -----------    --------
Balance, December 31, 1993              $1,000   $ 2,424     $28,781,226   $   (232,199)  $   240,022   $(3,470,856)   $25,321,617

  Contributions from limited
    partners                                -         -       16,218,774             -             -             -      16,218,774
  Distributions to limited
    partners ($0.65 per limited
    partner unit)                           -         -               -      (2,850,554)           -             -      (2,850,554)
  Syndication costs                         -         -               -              -             -     (1,913,089)    (1,913,089)
  Net income                                -     29,321              -                     2,902,754            -       2,932,075
                                        ------   -------     -----------   ------------   -----------   -----------    -----------

Balance, December 31, 1994               1,000    31,745      45,000,000     (3,082,753)    3,142,776    (5,383,945)    39,708,823

  Distributions to limited
    partners ($0.81 per limited
    partner unit)                           -         -               -      (3,628,130)           -             -      (3,628,130)
  Net income                                -     38,073              -              -      3,713,164            -       3,751,237
                                        ------   -------     -----------   ------------   -----------   -----------    -----------

Balance, December 31, 1995               1,000    69,818      45,000,000     (6,710,883)    6,855,940    (5,383,945)    39,831,930

  Distributions to limited
    partners ($0.83 per limited
    partner unit)                           -         -               -      (3,712,522)           -             -      (3,712,522)
  Net income                                -     39,163              -              -      3,877,166            -       3,916,329
                                        ------   -------     -----------   ------------   -----------   -----------    -----------

Balance, December 31, 1996              $1,000  $108,981     $45,000,000   $(10,423,405)  $10,733,106   $(5,383,945)   $40,035,737
                                        ======  ========     ===========   ============   ===========   ===========    ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                               1996                 1995                 1994
                                                           ------------         ------------         --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants                         $  3,572,793         $  3,626,651         $  2,755,395
        Distributions from joint
          ventures                                              340,299              270,406               35,269
        Cash paid for expenses                                 (250,885)            (237,937)            (178,532)
        Interest received                                        44,089               50,724              200,499
                                                           ------------         ------------         ------------
            Net cash provided by
              operating activities                            3,706,296            3,709,844            2,812,631
                                                           ------------         ------------         ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land                                   -               696,012                   -
        Additions to land and
          buildings on
          operating leases                                           -              (964,073)         (11,856,803)
        Investment in direct
          financing leases                                           -               (75,352)          (5,561,748)
        Investment in joint
          ventures                                               (7,500)          (1,087,218)          (1,561,988)
        Other                                                        -                 5,530               (2,434)
                                                           ------------         ------------         ------------
            Net cash used in
              investing activities                               (7,500)          (1,425,101)         (18,982,973)
                                                           ------------         ------------         ------------

    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition, and syndication
          costs paid by related
          parties on behalf of
          the Partnership                                            -                      (577)        (376,738)
        Contributions from
          limited partners                                           -                    -            16,214,900
        Distributions to
          limited partners                                   (3,712,522)          (3,543,751)          (2,229,952)
        Payment of syndication
          costs                                                      -                    -            (1,618,477)
                                                           ------------         ------------         ------------
            Net cash provided
              by (used in)
              financing activities                           (3,712,522)          (3,544,328)          11,989,733
                                                           ------------         ------------         ------------

Net Decrease in Cash and Cash
  Equivalents                                                   (13,726)          (1,259,585)          (4,180,609)

Cash and Cash Equivalents at
  Beginning of Year                                           1,475,738            2,735,323            6,915,932
                                                           ------------         ------------         ------------

Cash and Cash Equivalents at
  End of Year                                              $  1,462,012         $  1,475,738         $  2,735,323
                                                           ============         ============         ============



                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                            Year Ended December 31,
                                                               1996                 1995                 1994
                                                           ------------         ------------         ------------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                             $  3,916,329         $  3,751,237         $  2,932,075
                                                           ------------         ------------         ------------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Loss on termination of
          direct financing lease                                     -                    -                 6,201
        Depreciation                                            337,181              337,393              255,640
        Amortization                                              2,908                2,719                2,000
        Equity in earnings of
          joint ventures, net of
          distributions                                        (118,889)             (68,311)                (211)
        Loss on sale of land                                         -                66,518                   -
        Decrease (increase) in
          receivables                                           (13,946)              36,872              (40,283)
        Increase in prepaid
          expenses                                               (4,802)              (3,441)                  -
        Decrease in net investment
          in direct financing
          leases                                                 74,798               66,778               40,368
        Increase in accrued
          rental income                                        (491,221)            (497,969)            (377,206)
        Decrease in other assets                                     -                 3,315                   -
        Increase (decrease) in
          accounts payable                                       (8,408)              22,223                  290
        Increase (decrease) in due to related parties,
          excluding reimbursement of acquisition and
          syndication costs paid
          on behalf of the Partnership                           (5,218)               6,869               (7,629)
        Increase (decrease) in
          rents paid in advance                                  17,564              (14,359)               1,386
                                                           ------------         ------------         ------------
            Total adjustments                                  (210,033)             (41,393)            (119,444)
                                                           ------------         ------------         ------------

Net Cash Provided by Operating
  Activities                                               $  3,706,296         $  3,709,844         $  2,812,631
                                                           ============         ============         ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                          Year Ended December 31,
                                                               1996                 1995                 1994
                                                           ------------         ------------         ------------
Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain acquisition,
      and syndication costs on behalf of
      the Partnership as follows:
        Acquisition costs                                  $         -          $        577         $     27,694
        Syndication costs                                            -                    -               330,585
                                                           ------------         ------------         ------------

                                                           $         -          $        577         $    358,279
                                                           ============         ============         ============

    Distributions declared and
      unpaid at December 31                                $    928,130         $    928,130         $    843,751
                                                           ============         ============         ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership was authorized to sell a maximum of 4,500,000 units ($45,000,000) of limited partnership interest. A total of 4,500,000 units ($45,000,000) of limited partnership interest were sold.

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

                  vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture and Salem Joint Venture using the equity method since the Partnership shares control with affiliates which have the same general partners.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         institution with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Organization Costs - Organization costs are amortized over five years using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 6).

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


2.       Leases:

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Thirty-four of the leases are classified as operating leases and 16 of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 12 of the leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                    1996             1995
                                                 -----------      -----------

                  Land                           $16,723,493      $16,723,493
                  Buildings                       10,087,524       10,087,524
                                                 -----------      -----------
                                                  26,811,017       26,811,017
                  Less accumulated
                    depreciation                    (958,533)        (621,352)
                                                 -----------      -----------

                                                 $25,852,484      $26,189,665
                                                 ===========      ===========

         In January 1995, the Partnership received notice from the tenant of two of its properties located in Knoxville, Tennessee, and Dallas, Texas, of the tenant's intention to exercise its option, in accordance with its lease agreement, to substitute other properties for these two properties. In March 1995, the Partnership sold its two properties in Knoxville, Tennessee and Dallas, Texas, to the tenant for its original purchase price, excluding acquisition fees and miscellaneous acquisition expenses, and received net sales

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         proceeds totalling $696,012. The Partnership used the net sales proceeds, along with approximately $63,600 of other uninvested offering proceeds, to acquire two Checkers properties in Coral Springs and St. Petersburg, Florida, from the tenant. As a result of these transactions, during the year ended December 31, 1995 the Partnership recognized a loss of $66,518 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to the Knoxville, Tennessee and Dallas, Texas properties and due to the accrued rental income relating to future scheduled rent increases that the Partnership had recorded and wrote off at the time of sale. Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $491,221, $497,969 and $377,206, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                          $ 2,399,674
                  1998                            2,406,028
                  1999                            2,574,956
                  2000                            2,646,984
                  2001                            2,666,180
                  Thereafter                     34,889,100
                                                -----------
                                                $47,582,922
                                                ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                  1996              1995
                                              ------------      ------------

                  Minimum lease payments
                    receivable                $ 19,723,241      $ 20,824,664
                  Estimated residual
                    values                       2,842,002         2,842,002
                  Less unearned income         (13,439,971)      (14,466,596)
                                              ------------      ------------

                  Net investment in
                    direct financing
                    leases                    $  9,125,272      $  9,200,070
                                              ============      ============

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

                  1997                                        $ 1,101,414
                  1998                                          1,104,743
                  1999                                          1,122,218
                  2000                                          1,129,246
                  2001                                          1,132,069
                  Thereafter                                   14,133,551
                                                              -----------
                                                              $19,723,241
                                                              ===========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         During the year ended December 31, 1994, one of the Partnership's leases was terminated. As a result of the lease termination, the Partnership reclassified this lease from a direct financing lease to an operating lease, whereby the property was recorded at cost. Due to the fact that the net carrying value of the property as a direct financing lease exceeded the cost of the property, the Partnership recognized a loss of $6,201 for financial reporting purposes for the year ended December 31, 1994.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures:

         The Partnership owns a 50 percent interest in the profits and losses of Attalla Joint Venture. The remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners.

         In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with an affiliate of the Partnership which has the same general partners to construct and hold two restaurant properties. As of December 31, 1994, the Partnership and its co-venture partner had each contributed $1,430,290, excluding acquisition fees and miscellaneous acquisition expenses. During the year ended December 31, 1995, the Partnership contributed $720,993, excluding acquisition fees and miscellaneous acquisition expenses, to Wood-Ridge Real Estate Joint Venture to fund construction costs relating to the two properties owned by the joint venture. Construction was completed for the joint venture's properties, and as of December 31, 1995, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         In September 1996, Wood-Ridge Real Estate Joint Venture sold its two properties to the tenant of these properties for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined, total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these properties for approximately $698,700 in excess of their original purchase price.

         In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 of the net sales proceeds in five properties. As of December 31, 1996, the Partnership owned a 50 percent interest in the profits and losses of the joint venture. In January 1997, the joint venture used a portion of the remaining net sales proceeds to purchase an additional property. The joint venture expects to distribute the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis in 1997.

         In March 1995, the Partnership entered into a joint venture arrangement, Salem Joint Venture, with an affiliate of the Partnership which has the same general partners, to renovate

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures - Continued:

         and hold one restaurant property. As of December 31, 1995, the Partnership and its co-venture partner had contributed $363,598 and $140,000, respectively, excluding acquisition fees and miscellaneous acquisition expenses, to purchase land and fund renovation costs relating to the property owned by the joint venture. Construction was completed for the joint venture's property, and as of December 31, 1995, the Partnership owned a 72.2% interest in the profits and losses of the joint venture. As of December 31, 1996, Attalla Joint Venture and Salem Joint Venture each own and lease one property, and Wood-Ridge Real Estate Joint Venture owns and leases five properties, to operators of fast-food or familystyle restaurants. The following presents the joint ventures' condensed financial information at December 31:

                                                 1996                 1995
                                              ----------           -----------

         Land and buildings on
           operating leases,
           less accumulated
           depreciation                       $5,102,901           $3,882,341
         Net investment in direct
           financing leases                      367,661            1,792,208
         Cash                                        818                  687
         Restricted cash                         595,426                   -
         Receivables                               7,037               33,694
         Accrued rental income                    62,163              149,600
         Other assets                             15,390                  119
         Liabilities                              33,565                1,839
         Partners' capital                     6,117,831            5,856,810
         Revenues                                690,225              706,262
         Gain on sale of land and
           buildings                             261,106                   -
         Net income                              887,177              658,460

         The Partnership recognized income totalling $459,137, $338,717 and $35,480 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.

6.       Syndication Costs:

         Syndication costs consisting of legal fees, commissions, the marketing support and due diligence expense reimbursement fee, printing and other expenses incurred in connection with the

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


6.       Syndication Costs - Continued:

         offering totalled $5,383,945. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering.

7.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,712,522, $3,628,130 and $2,850,554, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                1996             1995              1994
                                                             ----------       ----------        ----------
                  Net income for financial
                    reporting purposes                       $3,916,329       $3,751,237        $2,932,075

                  Depreciation for tax
                    reporting purposes
                    in excess of depreci-
                    ation for financial
                    reporting purposes                         (130,766)        (130,551)         (114,765)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                           74,798           66,778            40,368

                  Loss on sale of land for
                    financial reporting
                    purposes in excess of
                    loss for tax
                    reporting purposes                               -            66,518                -

                  Loss on termination of
                    direct financing lease                           -                -              6,201

                  Equity in earnings of joint ventures
                    for financial reporting purposes
                    in excess of equity in earnings
                    of joint ventures for
                    tax reporting purposes                     (174,253)         (80,207)           (5,819)

                  Accrued rental income                        (491,221)        (497,969)         (377,206)

                  Rents paid in advance                          17,564          (14,359)            1,386

                  Other                                          23,878              718                -
                                                             ----------       ----------        ---------

                  Net income for federal
                    income tax purposes                      $3,236,329       $3,162,165        $2,482,240
                                                             ==========       ==========        ==========

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp., CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Securities Corp., CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") and CNL Securities Corp. each performed certain services for the Partnership, as described below.

         For the year ended December 31, 1994, the Partnership incurred $1,378,596 in syndication costs due to CNL Securities Corp. for services in connection with selling limited partnership interests. A substantial portion of these amounts ($1,291,584) was paid as commissions to other broker-dealers.

         In addition, for the year ended December 31, 1994, the Partnership incurred $81,094 as a marketing support and due diligence expense reimbursement fee due to CNL Securities Corp. This fee equals 0.5% of the original limited partner contributions of $45,000,000. The majority of this fee was reallowed to other broker-dealers and all bona fide due diligence expenses were paid from such fee.

         Additionally, the Partnership incurred $892,033 for the year ended December 31, 1994 in acquisition fees due to CNL Investment Company for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 5.5% percent of the original capital contributions of $45,000,000.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions - Continued:

         the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $38,785, $38,832 and $28,340 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate Limited Partners' 10% Return plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. For the years ended December 31, 1996, 1995 and 1994, the expenses incurred for these services were classified as follows:

                                            1996        1995        1994
                                          --------    --------    --------

          Syndication costs               $     -     $     -     $122,815
          General operating
            and administrative
            expenses                        96,082      75,263      56,461
                                          --------    --------    --------

                                          $ 96,082    $ 75,263    $179,276
                                          ========    ========    ========

         The due to related parties at December 31, 1996 and 1995, totalled $1,611 and $6,869, respectively.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                             1996        1995        1994
                                           --------    --------    --------
                  Flagstar Enterprises,
                    Inc. and Denny's,
                    Inc.                   $879,594    $882,060    $861,455
                  Long John Silver's,
                    Inc.                    853,992     860,391     551,913
                  Checkers Drive-In
                    Restaurants, Inc.       732,941     732,196     548,687
                  Foodmaker, Inc.           556,100     551,800     552,320
                  Golden Corral
                    Corporation             476,350     466,737     349,973

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                            1996         1995         1994
                                          --------     --------     --------

                  Long John Silver's      $853,992     $860,391     $551,913
                  Checkers Drive-in
                    Restaurants            732,941      732,196      548,687
                  Denny's                  615,021      592,660      495,061
                  Jack in the Box          556,100      551,800      552,320
                  Hardee's                 498,655      500,235      501,681
                  Golden Corral
                    Family Steakhouse
                    Restaurants            476,350      466,737      349,973

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

11.      Commitment:

         During 1996, the Partnership entered into an agreement with the tenant of the Checkers property in Richmond, Virginia, to sell the property. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of January 22, 1997, the sale had not occurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII,

Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of the CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr.,
an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

         The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in

1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

            Title of Class            Name of Partner          Percent of Class
            --------------            ---------------          ----------------
   General Partnership Interests      James M. Seneff, Jr.            45%
                                      Robert A. Bourne                45%
                                      CNL Realty Corporation          10%
                                                                     ----
                                                                     100%
                                                                     ====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.



                                                              Amount Incurred
 Type of Compensation                                          For the Year
    and Recipient              Method of Computation      Ended December 31, 1996
 --------------------          ---------------------      -----------------------
Reimbursement to affiliates    Operating expenses are      Operating expenses
for operating expenses         reimbursed at the lower of  incurred on behalf of the
                               cost or 90 percent of the   Partnership:   $94,152
                               prevailing rate at which
                               comparable services could   Accounting and
                               have been obtained in the   administrative services:
                               same geographic area.       $96,082
                               Affiliates of the General
                               Partners from time to time
                               incur certain operating
                               expenses on behalf of the
                               Partnership for which the

                               Partnership reimburses the
                               affiliates without interest.




                                                              Amount Incurred
 Type of Compensation                                          For the Year
    and Recipient              Method of Computation      Ended December 31, 1996
 --------------------          ---------------------      -----------------------
Annual management fee to       One percent of the sum of            $38,785
affiliates                     gross operating revenues
                               from Properties wholly
                               owned by the Partnership
                               plus the Partnership's
                               allocable share of gross
                               revenues of joint ventures in
                               which the Partnership is a
                               co-venturer. The
                               management fee, which will
                               not exceed competitive fees
                               for comparable services in
                               the same geographic area,
                               may or may not be taken, in
                               whole or in part as to any
                               year, in the sole discretion of
                               affiliates of the General
                               Partners. All or any portion
                               of the management fee not
                               taken as to any fiscal year
                               shall be deferred without
                               interest and may be taken in
                               such other fiscal year as the
                               affiliates shall determine.


Deferred, subordinated real    A deferred, subordinated real           $ -0-
estate disposition fee         estate disposition fee,
payable to affiliates          payable upon sale of one or
                               more Properties, in an
                               amount equal to the lesser of
                               (i) one-half of a competitive
                               real estate commission, or
                               (ii) three percent of the sales
                               price of such Property or
                               Properties. Payment of such
                               fee shall be made only if
                               affiliates of the General
                               Partners provide a substantial
                               amount of services in
                               connection with the sale of a
                               Property or Properties and
                               shall be subordinated to
                               certain minimum returns to
                               the Limited Partners.
                               However, if the net sales
                               proceeds are reinvested in a

                               replacement property, no
                               such real estate disposition
                               fee will be recorded until
                               such replacement property is
                               sold and the net sales
                               proceeds are distributed.



                                                              Amount Incurred
 Type of Compensation                                          For the Year
    and Recipient              Method of Computation      Ended December 31, 1996
 --------------------          ---------------------      -----------------------
General Partners' deferred,    A deferred, subordinated          $ - 0 -
sub-ordinated share of         share equal to one percent of
Partnership net cash flow      Partnership distributions of
                               net cash flow, subordinated
                               to certain minimum returns
                               to the Limited Partners.


General Partners' deferred,    A deferred, subordinated          $ -0-
sub-ordinated share of         share equal to five percent of
Partnership net sales          Partnership distributions of
proceeds from a sale or sales  such net sales proceeds,
                               subordinated to certain
                               minimum returns to the
                               Limited Partners.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIV, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form S-11 and incorporated herein by reference.)

                  4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XIV, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form S-11 and incorporated herein by reference.)

                  4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XIV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 13, 1994, and incorporated herein by reference.)

                  10.1 Management Agreement between CNL Income Fund XIV, Ltd. and CNL Investment Company (Included as Exhibit
                           10.1 to Form 10-K filed with the Securities and Exchange Commission on April 13, 1994, and incorporated herein by reference.)

                  10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                  10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1997.

                                 CNL INCOME FUND XIV, LTD.

                                 By:      CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE, President


                                 By:      ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          --------------------
                                          ROBERT A. BOURNE


                                 By:      JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ------------------------
                                          JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Title                          Date
     ---------                         -----                          ----

/s/ Robert A. Bourne       President, Treasurer and Director     March 21, 1997
--------------------       (Principal Financial and Accounting
Robert A. Bourne           Officer)


/s/ James M. Seneff, Jr.   Chief Executive Officer and Director  March 21, 1997
------------------------   (Principal Executive Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



                                                                                                Costs Capitalized
                                                                                                   Subsequent
                                                          Initial Cost                           To Acquisition
                                                      ------------------------------       -----------------------
                                                                         Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances           Land          Improvements         ments         Costs
                                        -------       -----------       ------------       ----------     --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Alliance, Ohio                         -        $   210,290       $       -          $       -      $     -

    Checkers Drive-In Restaurants:
      Boynton Beach, Florida                 -            501,606               -                  -            -
      Chamblee, Georgia                      -            332,737               -                  -            -
      Delray Beach, Florida                  -            193,110               -                  -            -
      Foley, Alabama                         -            197,821               -                  -            -
      Houston, Texas                         -            335,232               -                  -            -
      Huntsville, Alabama                    -            362,907               -                  -            -
      Kansas City, Missouri                  -            225,071               -                  -            -
      Marietta, Georgia                      -            332,418               -                  -            -
      Merriam, Kansas                        -            305,896               -                  -            -
      Norcross, Georgia                      -            474,262               -                  -            -
      Orlando, Florida                       -            559,646               -                  -            -
      Pensacola, Florida                     -            296,726               -                  -            -
      Richmond, Virginia                     -            411,521               -                  -            -
      Richmond, Virginia                     -            378,735               -                  -            -
      Riviera Beach, Florida                 -            297,579               -                  -            -
      Suwannee, Georgia                      -            269,643               -                  -            -
      St. Petersburg, Florida                -            338,396               -                  -            -
      Coral Springs, Florida                 -            421,221               -                  -            -

    Denny's Restaurants:
      Albemarle, North Carolina              -            202,363          447,278                 -            -
      Bullhead City, Arizona                 -            282,086          623,778            152,416           -
      Topeka, Kansas                         -            420,446               -                  -            -
      Tempe, Arizona                         -            881,047               -                  -            -

    East Side Mario's Restaurant:
      Columbus, Ohio                         -            698,046               -           1,019,581           -

    Golden Corral Family
      Steakhouse Restaurants:
        Burlington, North Carolina           -            931,962               -             975,218           -
        Wilson, North Carolina               -            415,390               -             833,156           -
        Greeley, Colorado                    -            303,170               -             965,024           -

    Hardee's Restaurants:
      Franklin, Tennessee                    -            201,441          423,569                 -            -
      Nashville, Tennessee                   -            315,087               -                  -            -
      Nashville, Tennessee                   -            296,341          485,974                 -            -
      Batesville, Mississippi                -            186,404          453,720                 -            -
      Jacksonville, Florida                  -            385,903          409,773                 -            -
      Madison, Alabama                       -            192,522               -                  -            -



                                                                                                                          Life
                                            Gross Amount at Which Carried                                               on Which
                                                at Close of Period (c)                                                Depreciation
                                       ---------------------------------------                                          in Latest
                                                       Buildings                                   Date                   Income
                                                         and                     Accumulated     of Con-      Date     Statement is
                                           Land      Improvements     Total      Depreciation   struction   Acquired     Computed
                                       -----------   ------------  -----------   ------------   ---------   --------   ------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Alliance, Ohio                   $   210,290   $        -    $   210,290        $     -           1994       07/94         -

    Checkers Drive-In Restaurants:
      Boynton Beach, Florida               501,606            -        501,606              (d)           -        03/94        (d)
      Chamblee, Georgia                    332,737            -        332,737              (d)           -        03/94        (d)
      Delray Beach, Florida                193,110            -        193,110              (d)           -        03/94        (d)
      Foley, Alabama                       197,821            -        197,821              (d)           -        03/94        (d)
      Houston, Texas                       335,232            -        335,232              (d)           -        03/94        (d)
      Huntsville, Alabama                  362,907            -        362,907              (d)           -        03/94        (d)
      Kansas City, Missouri                225,071            -        225,071              (d)           -        03/94        (d)
      Marietta, Georgia                    332,418            -        332,418              (d)           -        03/94        (d)
      Merriam, Kansas                      305,896            -        305,896              (d)           -        03/94        (d)
      Norcross, Georgia                    474,262            -        474,262              (d)           -        03/94        (d)
      Orlando, Florida                     559,646            -        559,646              (d)           -        03/94        (d)
      Pensacola, Florida                   296,726            -        296,726              (d)           -        03/94        (d)
      Richmond, Virginia                   411,521            -        411,521              (d)           -        03/94        (d)
      Richmond, Virginia                   378,735            -        378,735              (d)           -        03/94        (d)
      Riviera Beach, Florida               297,579            -        297,579              (d)           -        03/94        (d)
      Suwannee, Georgia                    269,643            -        269,643              (d)           -        03/94        (d)
      St. Petersburg, Florida              338,396            -        338,396              (d)           -        03/95        (d)
      Coral Springs, Florida               421,221            -        421,221              (d)           -        03/95        (d)

    Denny's Restaurants:
      Albemarle, North Carolina            202,363       447,278       649,641           48,619         1992       09/93        (b)
      Bullhead City, Arizona               282,086       776,194     1,058,280           78,609         1988       09/93        (b)
      Topeka, Kansas                       420,446           (g)       420,446              (e)         1994       10/93        (e)
      Tempe, Arizona                       881,047           (g)       881,047              (e)         1994       11/93        (e)

    East Side Mario's Restaurant:
      Columbus, Ohio                       698,046     1,019,581     1,717,627           72,760         1994       06/94        (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Burlington, North Carolina         931,962       975,218     1,907,180          97,611          1993       10/93        (b)
        Wilson, North Carolina             415,390       833,156     1,248,546          89,009          1993       10/93        (b)
        Greeley, Colorado                  303,170       965,024     1,268,194          66,009          1994       08/94        (b)

    Hardee's Restaurants:
      Franklin, Tennessee                  201,441       423,569       625,010          44,385          1993       11/93        (b)
      Nashville, Tennessee                 315,087           (g)       315,087             (e)          1993       11/93        (e)
      Nashville, Tennessee                 296,341       485,974       782,315          50,923          1993       11/93        (b)
      Batesville, Mississippi              186,404       453,720       640,124          46,118          1993       12/93        (b)
      Jacksonville, Florida                385,903       409,773       795,676          41,651          1993       12/93        (b)
      Madison, Alabama                     192,522           (g)       192,522             (e)          1993       12/93        (e)

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996





                                                                                                Costs Capitalized
                                                                                                   Subsequent
                                                          Initial Cost                           To Acquisition
                                                      ------------------------------       -----------------------
                                                                         Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances           Land          Improvements         ments         Costs
                                        -------       -----------       ------------       ----------     --------
    Jack in the Box Restaurants:
      Mesquite, Texas                      -            449,442          528,882                 -            -
      Plano, Texas                         -            423,092          467,253                 -            -
      Farmers Branch, Texas                -            465,235          525,470                 -            -
      Fort Worth, Texas                    -            297,688          551,394                 -            -
      Fort Worth, Texas                    -            257,393          419,245                 -            -

    Long John Silver's Restaurants:
      Apopka, Florida                      -            320,435               -                  -            -
      Houston, Texas                       -            411,403               -                  -            -
      Stockbridge, Georgia                 -            295,839               -                  -            -
      Albemarle, North Carolina            -            214,623               -                  -            -
      Houston, Texas                       -            342,971               -                  -            -
      Marion, Ohio                         -            321,032               -                  -            -
      Las Vegas, Nevada                    -            520,884               -                  -            -

    Shoney's Restaurant:
      Akron, Ohio (h)                      -            246,431          805,793                 -            -
                                                    -----------       ----------         ----------     -------

                                                    $16,723,493       $6,142,129         $3,945,395     $     -
                                                    ===========       ==========         ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 50% Interest and has
  Invested in Under an
  Operating Lease:

    Hardee's Restaurant:
      Attalla, Alabama                     -        $   196,274       $  434,428         $       -      $     -
                                                    ===========       ==========         ==========     =======

Properties of Joint Venture
  in Which the Partnership
  has a 50% Interest and has
  Invested in Under Operating
  Leases:

    Boston Market Restaurants:
      Murfreesboro, Tennessee              -        $   398,313       $       -          $       -      $     -
      Matthews, North Carolina             -            409,942          737,391                 -            -
      Raleigh, North Carolina              -            518,507          542,919                 -            -
      Blaine, Minnesota                    -            253,934          531,509                 -            -

    Golden Corral Family
      Steakhouse Restaurant:
        Paris, Texas                       -            303,420          708,112                 -            -
                                                    -----------       ----------         ----------     -------

                                                    $ 1,884,116       $2,519,931         $       -      $     -
                                                    ===========       ==========         ==========     =======





                                                                                                                           Life
                                             Gross Amount at Which Carried                                               on Which
                                                at Close of Period (c)                                                 Depreciation
                                        ---------------------------------------                                         in Latest
                                                      Buildings                                  Date of                   Income
                                                         and                     Accumulated      Con-        Date     Statement is
                                          Land       Improvements       Total    Depreciation   struction   Acquired     Computed
                                        --------     ------------     ---------  ------------   ---------   --------   ------------
    Jack in the Box Restaurants:
      Mesquite, Texas                    449,442        528,882        978,324      55,420        1992        11/93        (b)
      Plano, Texas                       423,092        467,253        890,345      48,023        1992        11/93        (b)
      Farmers Branch, Texas              465,235        525,470        990,705      53,986        1988        12/93        (b)
      Fort Worth, Texas                  297,688        551,394        849,082      55,693        1992        12/93        (b)
      Fort Worth, Texas                  257,393        419,245        676,638      43,073        1983        12/93        (b)

    Long John Silver's Restaurants:
      Apopka, Florida                    320,435            (g)        320,435         (e)        1994        03/94        (e)
      Houston, Texas                     411,403            (g)        411,403         (e)        1993        03/94        (e)
      Stockbridge, Georgia               295,839            (g)        295,839         (e)        1993        03/94        (e)
      Albemarle, North Carolina          214,623            (g)        214,623         (e)        1994        04/94        (e)
      Houston, Texas                     342,971            (g)        342,971         (e)        1994        04/94        (e)
      Marion, Ohio                       321,032            (g)        321,032         (e)        1994        06/94        (e)
      Las Vegas, Nevada                  520,884            (g)        520,884         (e)        1994        07/94        (e)

    Shoney's Restaurant:
      Akron, Ohio (h)                    246,431        805,793      1,052,224      66,644        1993        10/93        (b)
                                     -----------    -----------    -----------    --------

                                     $16,723,493    $10,087,524    $26,811,017    $958,533
                                     ===========    ===========    ===========    ========

Property of Joint Venture
  in Which the Partnership
  has a 50% Interest and has
  Invested in Under an
  Operating Lease:

    Hardee's Restaurant:
      Attalla, Alabama               $   196,274    $   434,428    $   630,702    $ 44,157        1993        11/93        (b)
                                     ===========    ===========    ===========    ========

Properties of Joint Venture
  in Which the Partnership
  has a 50% Interest and has
  Invested in Under Operating
  Leases:

    Boston Market Restaurants:
      Murfreesboro, Tennessee        $   398,313    $        -     $   398,313         (d)        1996        10/96        (d)
      Matthews, North Carolina           409,942        737,391      1,147,333    $  5,645        1994        10/96        (b)
      Raleigh, North Carolina            518,507        542,919      1,061,426       4,157        1994        10/96        (b)
      Blaine, Minnesota                  253,934        531,509        785,443       4,069        1996        10/96        (b)

    Golden Corral Family
      Steakhouse Restaurant:
        Paris, Texas                     303,420        708,112      1,011,532       5,582        1996        10/96        (b)
                                     -----------    -----------    -----------    --------

                                     $ 1,884,116    $ 2,519,931    $ 4,404,047    $ 19,453
                                     ===========    ===========    ===========    ========

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996





                                                                                                Costs Capitalized
                                                                                                   Subsequent
                                                          Initial Cost                           To Acquisition
                                                      ------------------------------       -----------------------
                                                                         Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances           Land          Improvements         ments         Costs
                                        -------       -----------       ------------       ----------     --------
Property of Joint Venture
  in Which the Partnership
  has a 72.2% Interest and has
  Invested in Under Operating
  Lease:

    Denny's Restaurant:
      Salem, Ohio                          -        $   131,762       $       -          $       -      $     -
                                                    ===========       ==========         ==========     =======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurant:
      Alliance, Ohio                       -        $        -        $  535,949         $       -      $     -

    Denny's Restaurants:
      Winslow, Arizona                     -            199,767          788,202                 -            -
      Topeka, Kansas                       -                 -                -             489,014           -
      Tempe, Arizona                       -                 -                -             585,382           -

    Hardee's Restaurants:
      Nashville, Tennessee                 -                 -           553,400                 -            -
      Madison, Alabama                     -                 -           516,061                 -            -

    Jack in the Box Restaurant:
      Shreveport, Louisiana                -            240,811          848,338                 -            -

    Long John Silver's Restaurants:
      Apopka, Florida                      -                 -           506,493                 -            -
      Houston, Texas                       -                 -           449,633                 -            -
      Laurens, South Carolina              -             96,752          386,284                 -            -
      Stockbridge, Georgia                 -                 -           499,428                 -            -
      Albemarle, North Carolina            -                 -                -             384,045           -
      Houston, Texas                       -                 -           508,497                 -            -
      Marion, Ohio                         -                 -           463,504                 -            -
      Shelby, North Carolina               -            147,087          508,674                 -            -
      Las Vegas, Nevada                    -                 -           607,433                 -            -
                                                    -----------       ----------         ----------     -------

                                                    $   684,417       $7,171,896         $1,458,441     $     -
                                                    ===========       ==========         ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 72.2% Interest and
  has Invested in Under a
  Direct Financing Lease:

    Denny's Restaurant:
      Salem, Ohio                          -     $        -        $       -          $  371,836     $     -
                                                 ===========       ==========         ==========     =======



                                                                                                                           Life
                                               Gross Amount at Which Carried                                             on Which
                                                  at Close of Period (c)                                               Depreciation
                                        ---------------------------------------                                          in Latest
                                                        Buildings                                   Date                   Income
                                                          and                     Accumulated     of Con-      Date     Statement is
                                            Land      Improvements     Total      Depreciation   struction   Acquired     Computed
                                        -----------   ------------  -----------   ------------   ---------   --------   ------------
Property of Joint Venture
  in Which the Partnership
  has a 72.2% Interest and has
  Invested in Under Operating
  Lease:

    Denny's Restaurant:
      Salem, Ohio                       $   131,762      (g)        $   131,762        (e)        1991         03/95         (e)
                                        ===========                 ===========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurant:
      Alliance, Ohio                            (g)      (g)                (g)        (e)        1994         07/94         (e)

    Denny's Restaurants:
      Winslow, Arizona                          (g)      (g)                (g)        (f)        1993         09/93         (f)
      Topeka, Kansas                            (g)      (g)                (g)        (e)        1994         10/93         (e)
      Tempe, Arizona                            (g)      (g)                (g)        (e)        1994         11/93         (e)

    Hardee's Restaurants:
      Nashville, Tennessee                      (g)      (g)                (g)        (e)        1993         11/93         (e)
      Madison, Alabama                          (g)      (g)                (g)        (e)        1993         12/93         (e)

    Jack in the Box Restaurant:
      Shreveport, Louisiana                     (g)      (g)                (g)        (f)        1993         11/93         (f)

    Long John Silver's Restaurants:
      Apopka, Florida                           (g)      (g)                (g)        (e)        1994         03/94         (e)
      Houston, Texas                            (g)      (g)                (g)        (e)        1993         03/94         (e)
      Laurens, South Carolina                   (g)      (g)                (g)        (f)        1994         03/94         (f)
      Stockbridge, Georgia                      (g)      (g)                (g)        (e)        1993         03/94         (e)
      Albemarle, North Carolina                 (g)      (g)                (g)        (e)        1994         04/94         (e)
      Houston, Texas                            (g)      (g)                (g)        (e)        1994         04/94         (e)
      Marion, Ohio                              (g)      (g)                (g)        (e)        1994         06/94         (e)
      Shelby, North Carolina                    (g)      (g)                (g)        (f)        1994         06/94         (f)
      Las Vegas, Nevada                         (g)      (g)                (g)        (e)        1994         07/94         (e)





Property of Joint Venture
  in Which the Partnership
  has a 72.2% Interest and
  has Invested in Under a
  Direct Financing Lease:
                                                 (g)      (g)               (g)        (e)        1991         03/95         (e)
    Denny's Restaurant:
      Salem, Ohio


                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994 are summarized as follows:

                                                                Accumulated
                                                    Cost        Depreciation
                                                    ----        ------------
              Properties the Partnership
                has Invested in Under
                Operating Leases:

                  Balance, December 31, 1993    $14,248,328        $ 28,319
                  Acquisitions                   12,567,965              -
                  Depreciation expense                   -          255,640
                                                -----------        --------

                  Balance, December 31, 1994     26,816,293         283,959
                  Acquisitions                      743,861              -
                  Dispositions                     (749,137)             -
                  Depreciation expense                   -          337,393
                                                -----------        --------

                  Balance, December 31, 1995     26,811,017         621,352
                  Depreciation expense                   -          337,181
                                                -----------        --------

                  Balance, December 31, 1996    $26,811,017        $958,533
                                                ===========        ========


              Property of Joint Venture in
                Which the Partnership has a
                50% Interest and has Invested
                in Under an Operating Lease:

                  Balance, December 31, 1993    $   630,317        $    714
                  Acquisitions                          385              -
                  Depreciation expense                   -           14,481
                                                -----------        --------

                  Balance, December 31, 1994        630,702          15,195
                  Depreciation expense                   -           14,480
                                                -----------        --------

                  Balance, December 31, 1995        630,702          29,675
                  Depreciation expense                   -           14,482
                                                -----------        --------

                  Balance, December 31, 1996    $   630,702        $ 44,157
                                                ===========        ========

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996




                                                                Accumulated
                                                  Cost         Depreciation
                                                  ----         ------------
               Properties of Joint Venture in
                 Which the Partnership has a
                 50% Interest and has Invested
                 in Under Operating Leases:

                   Balance, December 31, 1993  $        -         $     -
                   Acquisitions                  3,988,577              -
                   Depreciation expense                 -            1,596
                                               -----------        --------

                   Balance, December 31, 1994    3,988,577           1,596
                   Acquisitions                    295,307              -
                   Reclassified to direct
                     financing lease            (1,108,290)             -
                   Depreciation expense                 -           24,446
                                               -----------        --------

                   Balance, December 31, 1995    3,175,594          26,042
                   Dispositions                 (3,175,594)        (43,711)
                   Acquisitions                  4,404,047              -
                   Depreciation expense                 -           37,122
                                               -----------        --------

                   Balance, December 31, 1996  $ 4,404,047        $ 19,453
                                               ===========        ========


               Property of Joint Venture
                 in Which the Partnership
                 has a 72.2% Interest and
                 has Invested in Under
                 an Operating Lease:

                   Balance, December 31, 1994  $        -         $     -
                   Acquisition                     131,762              -
                   Depreciation expense (e)             -               -
                                               -----------        -------

                   Balance, December 31, 1995      131,762              -
                   Depreciation expense (e)             -               -
                                               -----------        -------

                   Balance, December 31, 1996  $   131,762        $     -
                                               ===========        =======


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years. All of the leases are treated as operating leases for federal income tax purposes.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $36,178,896 and $5,188,102, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996



(e) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(h) Effective August 1994, the lease for this property was terminated, resulting in the lease being reclassified as an operating lease. The Partnership does not believe this in indicative of an impairment in the carrying value of the Property.

                                    EXHIBITS

                                 EXHIBIT INDEX


         Exhibit Number

        3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

        4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

        4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

        10.1 Management Agreement between CNL Income Fund XV, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1996, and incorporated herein by reference.)

        10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

        10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as exhibit
                  10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)