Form 10-Q
period 1997-03-31
CNL INCOME FUND XIV LTD
filed 1997-05-12
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended       March 31, 1997
                                          --------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-23974


                           CNL Income Fund XIV, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                          59-3143096
----------------------------                        -------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organiza-                          Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                              32801
----------------------------                         -------------------------
(Address of principal                                      (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                      (407) 422-1574
                                                      -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         -------       ----------

                                    CONTENTS






Part I                                                            Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                             1

             Condensed Statements of Income                       2

             Condensed Statements of Partners' Capital            3

             Condensed Statements of Cash Flows                   4

             Notes to Condensed Financial Statements              5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-9


Part II

  Other Information                                               10

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                           March 31,            December 31,
            ASSETS                           1997                   1996
                                          -----------            -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,042,828 and
  $958,533                                $25,768,189            $25,852,484
Net investment in direct
  financing leases                          9,105,211              9,125,272
Investment in joint ventures                3,154,102              3,201,156
Cash and cash equivalents                   1,511,664              1,462,012
Receivables, less allowance for
  doubtful accounts of $56,000
  and $22,970                                   2,155                 23,477
Prepaid expenses                               11,406                  8,243
Organization costs, less
  accumulated amortization of
  $7,099 and $6,599                             2,901                  3,401
Accrued rental income                       1,492,609              1,369,804
                                          -----------            -----------

                                          $41,048,237            $41,045,849
                                          ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $     3,902            $     5,447
Accrued and escrowed real
  estate taxes payable                         11,454                 12,364
Distributions payable                         928,130                928,130
Due to related parties                          4,273                  1,651
Rents paid in advance                         101,099                 62,520
                                          -----------            -----------
    Total liabilities                       1,048,858              1,010,112

Commitment (Note 3)

Partners' capital                          39,999,379             40,035,737
                                          -----------            -----------

                                          $41,048,237            $41,045,849
                                          ===========            ===========













     See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                     Quarter Ended
                                                        March 31,
                                                1997                 1996
                                             ----------           ----------

Revenues:
  Rental income from operating leases        $  723,768           $  744,176
  Earned income from direct financing
    leases                                      255,292              257,443
  Interest and other income                      14,042               13,885
                                             ----------           ----------
                                                993,102            1,015,504
                                             ----------           ----------

Expenses:
  General operating and administrative           36,215               43,378
  Professional services                           5,788                5,752
  Bad debt expense                               14,000                   -
  Management fees to related parties              9,554                9,783
  Real estate taxes                               4,170                1,713
  State and other taxes                          21,827               18,090
  Depreciation and amortization                  85,022               85,022
                                             ----------           ----------
                                                176,576              163,738
                                             ----------           ----------

Income Before Equity in Earnings of
  Joint Ventures                                816,526              851,766

Equity in Earnings of Joint Ventures             75,246               88,916
                                             ----------           ----------

Net Income                                   $  891,772           $  940,682
                                             ==========           ==========

Allocation of Net Income:
  General partners                           $    8,918           $    9,407
  Limited partners                              882,854              931,275
                                             ----------           ----------

                                             $  891,772           $  940,682
                                             ==========           ==========


Net Income Per Limited Partner Unit          $     0.20           $     0.21
                                             ==========           ==========

Weighted Average Number of Limited
  Partner Units Outstanding                   4,500,000            4,500,000
                                             ==========           ==========










       See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                       Quarter Ended               Year Ended
                                         March 31,                December 31,
                                           1997                       1996
                                       -------------              -----------

General partners:
  Beginning balance                    $   109,981               $    70,818
  Net income                                 8,918                    39,163
                                       -----------               -----------
                                           118,899                   109,981
                                       -----------               -----------

Limited partners:
  Beginning balance                     39,925,756                39,761,112
  Net income                               882,854                 3,877,166
  Distributions ($0.21 and
    $0.83 per limited partner
    unit, respectively)                   (928,130)               (3,712,522)
                                       -----------               -----------
                                        39,880,480                39,925,756
                                       -----------               -----------

Total partners' capital                $39,999,379               $40,035,737
                                       ===========               ===========








      See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    Quarter Ended
                                                       March 31,
                                             1997                     1996
                                          ----------               -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                          $  923,708               $  890,198
                                          ----------               -----------

    Cash Flows from Investing
      Activities:
        Return of capital from joint
          venture                             54,074                       -
                                          ----------               -----------
            Net cash provided by
              investing activities            54,074                       -
                                          ----------               -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                          (928,130)                (928,130)
                                          ----------               -----------
            Net cash used in
              financing activities          (928,130)                (928,130)
                                          ----------               -----------


Net Increase (Decrease) in Cash
  and Cash Equivalents                        49,652                  (37,932)

Cash and Cash Equivalents at
  Beginning of Quarter                     1,462,012                1,475,738
                                          ----------               -----------

Cash and Cash Equivalents at
  End of Quarter                          $1,511,664               $1,437,806
                                          ==========               ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter            $  928,130               $  928,130
                                          ==========               ===========











       See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Investment in Joint Venture:

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of the two properties in September 1996, in a Taco Bell property in Anniston, Alabama. In March 1997, the Partnership and the other joint venture partner each received approximately $54,100, representing a return of capital, for the remaining unreinvested net sales proceeds. As of March 31, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1997 and 1996


2.       Investment in Joint Venture - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                    March 31,       December 31,
                                                      1997              1996
                                                    ---------       ------------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                   $5,578,389       $5,102,901
                  Net investment in direct
                    financing lease                   366,909          367,661
                  Cash                                 33,258              818
                  Restricted cash                           -          595,426
                  Receivables                             122            7,037
                  Accrued rental income                83,392           62,163
                  Other assets                            160           15,390
                  Liabilities                          39,242           33,565
                  Partners' capital                 6,022,988        6,117,831
                  Revenues                            175,814          690,225
                  Gain on sale                              -          261,106
                  Net income                          142,678          887,177

         The Partnership recognized income totalling $75,246 and $88,916 for the quarters ended March 31, 1997 and 1996, respectively, from these joint ventures.

3.       Commitment:

         During 1996, the Partnership entered into an agreement with the tenant of the Checkers property in Richmond, Virginia, to sell the property. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of April 16, 1997, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. Generally, the leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 58 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $923,708 and $890,198 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1997.

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of the two properties in September 1996, in a Taco Bell property in Anniston, Alabama. In March 1997, the Partnership and the other joint venture partner each received approximately $54,100, representing a return of capital, for the remaining unreinvested net sales proceeds. As of March 31, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1997, the Partnership had $1,511,664 invested in such short-term investments, as compared to $1,462,012 at December 31, 1996. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,048,858 at March 31, 1997, from $1,010,112 at December 31, 1996, primarily as the result of an increase in rents paid in advance during the quarter ended March 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $928,130 for each of the quarters ended March 31, 1997 and 1996, respectively. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the quarters ended March 31, 1997 and 1996, the Partnership owned and leased 50 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $979,060 and $1,001,619, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income was primarily attributable to the Partnership's establishing an allowance for doubtful accounts of $21,000 relating to the Property in Akron, Ohio, during the quarter ended March 31, 1997. The Partnership will continue to pursue the collection of past due amounts and will recognize such amounts as income if collected. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         In addition, during the quarter ended March 31, 1996, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996) and during the quarter ended March 31, 1997, the Partnership owned and leased eight Properties. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $75,246 and $88,916, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by these joint ventures is attributable to a change in the lease terms negotiated for the replacement Properties purchased by Wood- Ridge Real Estate Joint Venture between October 1996 and January 1997.

         Operating expenses, including depreciation and amortization expense, were $176,576 and $163,738 for the quarters ended March 31, 1997 and 1996, respectively. The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to the fact that the Partnership recorded bad debt expense of $14,000 relating to the Property in Akron, Ohio. The operator remains responsible for payment of this amount; however, due to the current financial difficulties the operator is experiencing, the general partners believe collection of this amount is doubtful. The Partnership will continue to pursue the collection of such amounts and will recognize such amounts as income if collected. In addition, the Partnership incurred real estate taxes relating to this Property of approximately $4,200 and $1,700 for the quarters ended March 31, 1997 and 1996, respectively. The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.


                            CNL INCOME FUND XIV, LTD.

                         By:      CNL REALTY CORPORATION
                                  General Partner


                                  By:      /s/ James M. Seneff, Jr.
                                           -----------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                  By:      /s/ Robert A. Bourne
                                           -----------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)