Form 10-Q
period 1997-06-30
CNL INCOME FUND XIV LTD
filed 1997-08-11
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                     0-23974


                            CNL Income Fund XIV, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                59-3143096
    (State or other juris-                     (I.R.S. Employer
   diction of incorporation                   Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                     32801
   (Address of principal                          (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                        (407) 422-1574


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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,               December 31,
            ASSETS                                                              1997                      1996
                                                                             -----------              -----------
Land and buildings on operating
  leases, less accumulated
  depreciation of $1,127,123 and
  $958,533                                                                   $25,683,894             $25,852,484
Net investment in direct
  financing leases                                                             9,084,571               9,125,272
Investment in joint ventures                                                   3,154,742               3,201,156
Cash and cash equivalents                                                      1,465,585               1,462,012
Receivables, less allowance for
  doubtful accounts of $22,970 for
  1996                                                                             1,532                  23,477
Prepaid expenses                                                                  15,614                   8,243
Organization costs, less
  accumulated amortization of
  $7,599 and $6,599                                                                2,401                   3,401
Accrued rental income                                                          1,615,415               1,369,804
                                                                             -----------             -----------

                                                                             $41,023,754             $41,045,849
                                                                             ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $     3,212             $     5,447
Accrued and escrowed real
  estate taxes payable                                                            10,077                  12,364
Distributions payable                                                            928,130                 928,130
Due to related parties                                                             4,247                   1,651
Rents paid in advance                                                             76,920                  62,520
                                                                             -----------             -----------
    Total liabilities                                                          1,022,586               1,010,112

Commitment (Note 3)

Partners' capital                                                             40,001,168              40,035,737
                                                                             -----------             -----------

                                                                             $41,023,754             $41,045,849
                                                                             ===========             ===========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Six Months Ended
                                                              June 30,                             June 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  723,510       $  722,724         $1,447,278        $1,466,900
  Earned income from direct
    financing leases                                 254,713          256,920            510,005           514,363
  Interest and other income                           16,560           13,974             30,602            27,859
                                                  ----------       ----------         ----------        ----------
                                                     994,783          993,618          1,987,885         2,009,122
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    40,191           43,623             76,406            87,001
  Professional services                                5,796            5,338             11,584            11,090
  Bad debt expense                                        -                -              14,000                -
  Management fees to
    related parties                                    9,736            9,569             19,290            19,352
  Real estate taxes                                    1,638            1,713              5,808             3,426
  State and other taxes                                   47               19             21,874            18,109
  Depreciation and
    amortization                                      85,033           85,022            170,055           170,044
                                                  ----------       ----------         ----------        ----------
                                                     142,441          145,284            319,017           309,022
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures                                           852,342          848,334          1,668,868         1,700,100

Equity in Earnings of
  Joint Ventures                                      77,577           88,183            152,823           177,099
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  929,919       $  936,517         $1,821,691        $1,877,199
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    9,299       $    9,365         $   18,217        $   18,772
  Limited partners                                   920,620          927,152          1,803,474         1,858,427
                                                  ----------       ----------         ----------        ----------

                                                  $  929,919       $  936,517         $1,821,691        $1,877,199
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.20       $     0.21         $     0.40        $     0.41
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000          4,500,000         4,500,000
                                                  ==========       ==========         ==========        ==========









            See accompanying notes to condensed financialstatements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended               Year Ended
                                                                            June 30,                  December 31,
                                                                              1997                        1996
                                                                        ----------------             -------------
General partners:
  Beginning balance                                                      $   109,981                 $    70,818
  Net income                                                                  18,217                      39,163
                                                                         -----------                 -----------
                                                                             128,198                     109,981
                                                                         -----------                 -----------

Limited partners:
  Beginning balance                                                       39,925,756                  39,761,112
  Net income                                                               1,803,474                   3,877,166
  Distributions ($0.41 and
    $0.83 per limited partner
    unit, respectively)                                                   (1,856,260)                 (3,712,522)
                                                                         -----------                 -----------
                                                                          39,872,970                  39,925,756
                                                                         -----------                 -----------

Total partners' capital                                                  $40,001,168                 $40,035,737
                                                                         ===========                 ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   1997                   1996
                                                                               -----------             ---------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                                               $ 1,807,883             $ 1,799,902
                                                                               -----------             -----------

    Cash Flows from Investing
      Activities:
        Return of capital from joint
          venture                                                                   51,950                      -
                                                                               -----------             ----------
            Net cash provided by
              investing activities                                                  51,950                      -
                                                                               -----------             ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                                              (1,856,260)             (1,856,260)
                                                                               -----------             -----------
            Net cash used in
              financing activities                                              (1,856,260)             (1,856,260)
                                                                               -----------             -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                                               3,573                 (56,358)

Cash and Cash Equivalents at
  Beginning of Period                                                            1,462,012               1,475,738
                                                                               -----------             -----------

Cash and Cash Equivalents at
  End of Period                                                                $ 1,465,585             $ 1,419,380
                                                                               ===========             ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period                                                  $   928,130             $   928,130
                                                                               ===========             ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Investment in Joint Venture:

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of the two properties in September 1996, in a Taco Bell property in Anniston, Alabama. As of June 30, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining unreinvested net sales proceeds. As of June 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


2.       Investment in Joint Venture - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                                         June 30,              December 31,
                                                                           1997                    1996
                                                                        ---------              ------------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                                        $5,551,025              $5,102,901
                  Net investment in direct
                    financing lease                                        366,129                 367,661
                  Cash                                                       4,834                     818
                  Restricted cash                                               -                  595,426
                  Receivables                                                  771                   7,037
                  Accrued rental income                                    104,856                  62,163
                  Other assets                                               1,115                  15,390
                  Liabilities                                               10,059                  33,565
                  Partners' capital                                      6,018,671               6,117,831
                  Revenues                                                 353,063                 690,225
                  Gain on sale                                                  -                  261,106
                  Net income                                               289,513                 887,177

         The Partnership recognized income totalling $152,823 and $177,099 for the six months ended June 30, 1997 and 1996, respectively, from these joint ventures, $77,577 and $88,183 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

3.       Commitment:

         During 1996, the Partnership entered into an agreement with the tenant of the Checkers property in Richmond, Virginia, to sell the property. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of July 31, 1997, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. Generally, the leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 58 Properties, including interests in eight Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,807,883 and $1,799,902 for the six months ended June 30, 1997 and 1996, respectively. The increase in cash from operations for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of the two properties in September 1996, in a Taco Bell property in Anniston, Alabama. As of June 30, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining unreinvested net sales proceeds. As of June 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1997, the Partnership had $1,465,585 invested in such short-term investments, as compared to $1,462,012 at December 31, 1996. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,022,586 at June 30, 1997, from $1,010,112 at December 31, 1996, primarily as the result of an increase in rents paid in advance during the six months ended June 30, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During 1996, the Partnership entered into an agreement with the tenant of the Checkers property in Richmond, Virginia, to sell the property. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of July 31, 1997, the sale had not occurred.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,856,260 for each of the six months ended June 30, 1997 and 1996, respectively ($928,130 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $0.41 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the six months ended June 30, 1997 and 1996, the Partnership owned and leased 50 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $1,957,283 and $1,981,263, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $978,223 and $979,644 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996 was primarily attributable to the Partnership reserving $21,000 against rental income relating to the Property in Akron, Ohio, during the six months ended June 30, 1997 due to the financial difficulties the former tenant was experiencing. The former tenant ceased operations of the store in May 1997 and the Partnership ceased recording rental income and wrote-off the allowance for doubtful accounts. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

        In addition, during the six months ended June 30, 1996, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996) and during the six months ended June 30, 1997, the Partnership owned and leased eight Properties. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $152,823 and $177,099, respectively, attributable to net income earned by these joint ventures, $77,577 and $88,183 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in net income earned by these joint ventures is attributable to a change in the lease terms negotiated for the replacement Properties purchased by Wood-Ridge Real Estate Joint Venture between October 1996 and January 1997.

         Operating expenses, including depreciation and amortization expense, were $319,017 and $309,022 for the six months ended June 30, 1997 and 1996, respectively, of which $142,441 and $145,284 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The increase in operating expenses during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily attributable to the fact that the Partnership recorded bad debt expense of $14,000 relating to the Property in Akron, Ohio. Due to the fact that the former tenant ceased operating the Property in May 1997, the general partners believe collection of this amount is doubtful. In addition, the Partnership incurred real estate taxes relating to this Property of approximately $5,800 and $3,400 for the six months ended June 30, 1997 and 1996, respectively. The increase in operating expenses during the six months ended June 30, 1997, is partially offset by, and the decrease in operating expenses during the quarter ended June 30, 1997, is partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of August, 1997.


                            CNL INCOME FUND XIV, LTD.

                                By:      CNL REALTY CORPORATION
                                         General Partner


                                         By:      /s/ James M. Seneff, Jr.
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                         By:      /s/ Robert A. Bourne
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)