Form 10-Q
period 1997-09-30
CNL INCOME FUND XIV LTD
filed 1997-11-12
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                              September 30,       December 31,
            ASSETS                                 1997               1996
                                              -------------       -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,211,418 and
  $958,533                                     $25,599,599       $25,852,484
Net investment in direct
  financing leases                               9,063,334         9,125,272
Investment in joint ventures                     3,228,622         3,201,156
Cash and cash equivalents                        1,434,583         1,462,012
Receivables, less allowance for
  doubtful accounts of $22,970 for
  1996                                               2,071            23,477
Prepaid expenses                                    13,032             8,243
Organization costs, less
  accumulated amortization of
  $8,099 and $6,599                                  1,901             3,401
Accrued rental income                            1,738,220         1,369,804
                                               -----------       -----------

                                               $41,081,362       $41,045,849
                                               ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     4,088       $     5,447
Accrued and escrowed real
  estate taxes payable                              14,026            12,364
Distributions payable                              928,130           928,130
Due to related parties                               7,850             1,651
Rents paid in advance                              123,845            62,520
                                               -----------       -----------
    Total liabilities                            1,077,939         1,010,112

Commitment (Note 3)

Partners' capital                               40,003,423        40,035,737
                                               -----------       -----------

                                               $41,081,362       $41,045,849
                                               ===========       ===========













            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                       September 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  723,524       $  744,018         $2,170,802        $2,210,918
  Earned income from direct
    financing leases                                 254,117          256,399            764,122           770,762
  Interest and other income                           12,765           18,789             43,367            46,648
                                                  ----------       ----------         ----------        ----------
                                                     990,406        1,019,206          2,978,291         3,028,328
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    35,386           40,271            111,792           127,272
  Professional services                                7,006            5,768             18,590            16,858
  Bad debt expense                                        -                -              14,000                -
  Management fees to
    related parties                                    9,573            9,749             28,863            29,101
  Real estate taxes                                    1,384               -               7,192             3,426
  State and other taxes                                   -                -              21,874            18,109
  Depreciation and
    amortization                                      85,053           85,022            255,108           255,066
                                                  ----------       ----------         ----------        ----------
                                                     138,402          140,810            457,419           449,832
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures                                           852,004          878,396          2,520,872         2,578,496

Equity in Earnings of
  Joint Ventures                                      78,381          227,910            231,204           405,009
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  930,385       $1,106,306         $2,752,076        $2,983,505
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    9,304       $   11,063         $   27,521        $   29,835
  Limited partners                                   921,081        1,095,243          2,724,555         2,953,670
                                                  ----------       ----------         ----------        ----------

                                                  $  930,385       $1,106,306         $2,752,076        $2,983,505
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.20       $     0.24         $     0.61        $     0.66
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000          4,500,000         4,500,000
                                                  ==========       ==========         ==========        ==========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Nine Months Ended               Year Ended
                                     September 30,                December 31,
                                          1997                        1996
                                   -----------------              ------------

General partners:
  Beginning balance                  $   109,981                 $    70,818
  Net income                              27,521                      39,163
                                     -----------                 -----------
                                         137,502                     109,981
                                     -----------                 -----------

Limited partners:
  Beginning balance                   39,925,756                  39,761,112
  Net income                           2,724,555                   3,877,166
  Distributions ($0.62 and
    $0.83 per limited partner
    unit, respectively)               (2,784,390)                 (3,712,522)
                                     -----------                 -----------
                                      39,865,921                  39,925,756
                                     -----------                 -----------

Total partners' capital              $40,003,423                 $40,035,737
                                     ===========                 ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                    1997             1996
                                                -----------       -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                $ 2,782,288       $ 2,812,597
                                                -----------       -----------

    Cash Flows from Investing
      Activities:
        Investment in joint venture                 (77,277)               -
        Return of capital from joint
          venture                                    51,950                -
                                                -----------       ----------
            Net cash used in
              investing activities                  (25,327)               -
                                                -----------       ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                               (2,784,390)       (2,784,390)
                                                -----------       -----------
            Net cash used in
              financing activities               (2,784,390)       (2,784,390)
                                                -----------       -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                              (27,429)           28,207

Cash and Cash Equivalents at
  Beginning of Period                             1,462,012         1,475,738
                                                -----------       -----------

Cash and Cash Equivalents at
  End of Period                                 $ 1,434,583       $ 1,503,945
                                                ===========       ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period                   $   928,130       $   928,132
                                                ===========       ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Investment in Joint Venture:

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of two properties in September 1996, in a Taco Bell property in Anniston, Alabama. As of September 30, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining uninvested net sales proceeds. As of September 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.\

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of September 30, 1997, the Partnership and its co-venture partner had contributed $77,277 and $116,206, respectively, to purchase land relating to the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $130,200 and $195,800, respectively, in construction costs to the joint venture. When construction is completed, the Partnership and its co-venture partner expect to have an approximate 40 and 60 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Investment in Joint Venture - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                September 30,     December 31,
                                                     1997             1996

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                 $5,705,169        $5,102,901
                  Net investment in direct
                    financing lease                 365,319           367,661
                  Cash                               20,587               818
                  Restricted cash                        -            595,426
                  Receivables                         2,416             7,037
                  Accrued rental income             126,320            62,163
                  Other assets                       13,056            15,390
                  Liabilities                        28,668            33,565
                  Partners' capital               6,204,199         6,117,831
                  Revenues                          530,463           690,225
                  Gain on sale of land and
                    buildings                            -            261,106
                  Net income                        437,893           887,177

         The Partnership recognized income totalling $231,204 and $405,009 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $78,381 and $227,910 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

3.       Commitment:

         During 1996, the Partnership entered into an agreement with the tenant of the Checkers (#1698) property in Richmond, Virginia, to sell the property. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of October 31, 1997, the sale had not occurred.

4.       Subsequent Event:

         During October 1997, the Partnership entered into an agreement with an unrelated third party to sell the Checkers (#486) property in Richmond, Virginia. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of October 31, 1997, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. Generally, the leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 59 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,782,288 and $2,812,597 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in income and expenses, as discussed below in "Results of Operations", and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of two Properties in September 1996, in a Taco Bell Property in Anniston, Alabama. As of September 30, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining uninvested net sales proceeds. As of September 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. As of September 30, 1997, the Partnership and its co-venture partner had contributed $77,277 and $116,206, respectively, to purchase land relating to the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $130,200 and $195,800, respectively, in construction costs to the joint venture. When construction is completed, the Partnership and its co-venture partner expect to have an approximate 40 and 60 percent interest, respectively, in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1997, the Partnership had $1,434,583 invested in such short-term investments, as compared to $1,462,012 at December 31, 1996. The funds remaining at September 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,077,939 at September 30, 1997, from $1,010,112 at December 31, 1996, primarily as the result of an increase in rents paid in advance during the nine months ended September 30, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During 1996, the Partnership entered into an agreement with the tenant of the Checkers (#1698) Property in Richmond, Virginia, to sell the Property. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the Property. As of October 31, 1997, the sale had not occurred.

         During October 1997, the Partnership entered into an agreement with an unrelated third party to sell the Checkers (#486) Property in Richmond, Virginia. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the Property. As of October 31, 1997, the sale had not occurred.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,784,390 and $2,784,392 for the nine months ended September 30, 1997 and 1996, respectively ($928,130 and $928,132 for each of the quarters ended September 30, 1997 and 1996, respectively). This represents distributions for each applicable nine months of $0.62 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the nine months ended September 30, 1997 and 1996, the Partnership owned and leased 50 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $2,934,924 and $2,981,680, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $977,641 and $1,000,417 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. Rental and earned income decreased by $21,000 and $42,000 during the quarter and nine months ended September 30, 1997, respectively, due to the fact that during May 1997, the operator of the Property in Akron, Ohio, ceased restaurant operations and vacated the Property. The Partnership ceased recording rental income and wrote-off the related allowance for doubtful accounts. The Partnership entered into a long-term, triple-net lease for this Property with the operator of an Arlington Big Boy in September 1997, with rental income commencing the earlier of (i) the day the restaurant opens for business, (ii) the day renovations are completed or (iii) December 16, 1997.

         In addition, during the nine months ended September 30, 1996, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996) and during the nine months ended September 30, 1997, the Partnership owned and leased nine Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $231,204 and $405,009, respectively, attributable to net income earned by these joint ventures, $78,381 and $227,910 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in net income earned by joint ventures is primarily attributable to the fact that in September 1996, Wood- Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $280,800 for financial reporting purposes as a result of the sale of its two Properties in September 1996. Wood-Ridge Real Estate Joint Venture reinvested the net sales proceeds from the sales of the two Properties in five replacement Properties in October 1996, and acquired one additional replacement Property in January 1997.

         Operating expenses, including depreciation and amortization expense, were $457,419 and $449,832 for the nine months ended September 30, 1997 and 1996, respectively, of which $138,402 and $140,810 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The increase in operating expenses during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily attributable to the fact that the Partnership recorded bad debt expense of $14,000 relating to the Property in Akron, Ohio. Due to the fact that the former tenant ceased operating the Property in May 1997, the general partners believe collection of this amount is doubtful. In addition, the Partnership incurred real estate taxes relating to this Property of approximately $7,200 and $3,400 for the nine months ended September 30, 1997 and 1996, respectively. The increase in operating expenses during the nine months ended September 30, 1997, is partially offset by, and the decrease in operating expenses during the quarter ended September 30, 1997, is partially attributable to, a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1997.


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