Form 10-K405
period 1997-12-31
CNL INCOME FUND XIV LTD
filed 1998-03-17
CIK 893571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,606,055 and were used to acquire 54 Properties, including 18 Properties consisting of land only and four Properties owned by joint ventures in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,475,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of the Checkers Property in Knoxville, Tennessee, and the Checkers Property in Dallas, Texas, exercised its option in accordance with the lease agreements to substitute two other Properties for the Knoxville, Tennessee and Dallas, Texas Properties. The Partnership sold the Knoxville and Dallas Properties to the tenant and used the net sales proceeds to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. The building portion of the Boston Market in Murfreesboro, Tennessee, is owned by the tenant. In addition, during the year ended December 31, 1997, the Port of Palm Bay took possession of the Property in Riviera Beach, Florida through a total right of way taking. In addition, during the year ended December 31, 1997, Wood Ridge Real Estate Joint Venture reinvested the remaining proceeds from the sales of the two Properties in 1996, in a Taco Bell Property in Anniston, Alabama. As a result of the above transactions, as of December 31, 1997, the Partnership currently owned 58 Properties, including 17 wholly owned Properties consisting of land only and interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer. The lessee of the 17 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In January 1998, the Partnership sold two Properties, one in Madison, Alabama and one in Richmond, Virginia (Checkers #458). The Partnership intends to reinvest the net proceeds from each of the sales in additional Properties. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Substantially all of the leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 15 to 20 years (the average being approximately 19 years) and expire between 2007 and 2017. The leases are, in general, on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,900 to $203,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

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

         The leases for the 17 wholly owned Properties consisting of only land are substantially the same as those described above except that the leases relate solely to the land associated with the Property, with the tenant owning the buildings currently on the land and having the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         During 1994, a temporary operator assumed operations of the restaurant business located at the Property in Akron, Ohio Property and paid the
Partnership rent on a month-to-month basis. During 1995, a new temporary operator assumed operations of the restaurant business for this Property and was paying the Partnership rent on a month-to-month basis. During 1997, the Partnership entered into a long-term, triple-net lease with the operator of an Arlington Big Boy restaurant. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested the majority of the remaining net sales proceeds from the 1996 sale of its two Properties in a Taco Bell Property located in Anniston, Alabama. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same General Partners, to construct and hold one restaurant Property. As of December 31, 1997, the Partnership and its co-venture partner had contributed $121,855 and $183,241, respectively, to purchase land and building relating to the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $85,600 and $128,700, respectively, in additional construction costs to the joint venture. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

Major Tenants

         During 1997, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Foodmaker, Inc., (iii) Long John Silver's, Inc., (iv) Checkers Drive-In Restaurants, Inc. and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from nine Properties owned by joint ventures). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to 11 restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to nine restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 17 restaurants and Golden

Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, six Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of rental income from nine Properties owned by joint ventures). In subsequent years, it is anticipated that these six Restaurant Chains each will account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into two separate joint venture arrangements, Attalla Joint Venture and Salem Joint Venture, with affiliates of the General Partners to purchase and hold two Properties. In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with an affiliate of the General Partners to purchase and hold two Properties. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant and as of December 31, 1997, had reinvested the majority of the net sales proceeds in six replacement Properties. The joint venture distributed the remaining net sales proceeds to the Partnership and its co-venture partner on a pro rata basis during 1997. In addition, in March 1995, the Partnership entered into a joint venture arrangement, Salem Joint Venture, with an affiliate of the General Partners to renovate and hold one Property. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures. In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same General Partners, to construct and hold one restaurant Property.

         Wood Ridge Real Estate Joint Venture, Attalla Joint Venture and Salem Joint Venture each have an initial term of 30 years and CNL Kingston Joint Venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture unless agreed to by mutual agreement of the Partnership and its joint venture partners to reinvest the sales proceeds in replacement Properties, and by mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership shares management control equally with an affiliate of the General Partners for Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture and CNL Kingston Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture and CNL Kingston Joint Venture is distributed 50 percent, 50 percent, 72.2% and 39.94%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 58 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,900 to 100,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 17 Checkers Properties owned by the Partnership and the Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

         Checkers Drive-In Restaurants, Inc. leases 17 Checkers restaurants. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $34,400 (ranging from approximately $18,900 to $54,500). The tenant owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease term.

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1998, there were 3,030 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the

"Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                      1997 (1)                          1996 (1)
                                        ---------------------------------       --------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                     $ 9.50    $ 8.21      $ 9.19       $ 9.50    $ 7.93      $ 8.91
         Second Quarter                      8.60      6.90        7.85         9.50      9.50        9.50
         Third Quarter                       9.50      8.03        8.66        10.00     10.00       10.00
         Fourth Quarter                      9.50      7.50        8.76         9.20      7.25        8.23

(1)      A total of 39,387 and 13,122 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1997  and  1996,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,712,520 and $3,712,522, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                 1997              1996
         -------------              ----------        -------

         March 31                     $928,130          $928,130
         June 30                       928,130           928,130
         September 30                  928,130           928,132
         December 31                   928,130           928,130

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data


                                             1997           1996          1995          1994            1993
                                         -------------  ------------- ------------- ------------- ---------------
Year Ended December 31:
    Revenues (1)                            $4,268,693     $4,503,039    $4,406,707    $3,371,695     $  285,413
    Net income (2)                           3,665,940      3,916,329     3,751,237     2,932,075        242,446
    Cash distributions declared              3,712,520      3,712,522     3,628,130     2,850,554        232,199
    Net income per Unit (2) (3)                   0.81           0.86          0.83          0.66           0.15
    Cash distributions declared
        per Unit (3)                              0.83           0.83           0.81          0.65          0.15

At December 31:
    Total assets                           $40,984,624    $41,045,849   $40,838,104   $40,866,591    $26,142,541
    Partners' Capital                      $39,989,157    $40,035,737   $39,831,930   $39,708,823    $25,321,617


(1)      Revenues include equity in earnings of the joint ventures.

(2) Net income for the year ended December 31, 1995, includes $66,518 from loss on sale of land.

(3) Based on the weighted average number of Limited Partner Units outstanding during each of the years ended December 31, 1997, 1996, 1995 and 1994, and the period September 13, 1993 through December 31, 1993.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 58 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,606,190, $3,706,296 and $3,709,844 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997 and 1996, each as compared to the previous year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and used of capital included the following during the years ended December 31, 1997, 1996 and 1995.

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

         In September 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50 percent interest, sold its two Properties to the tenant for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These Properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined, total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these properties for approximately $698,700 in excess of their original purchase price. In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 of the net sales proceeds in five Properties. In January 1997, the joint venture reinvested $502,598 of the remaining net sales proceeds in an additional Property. During 1997, the Partnership and the other joint venture partner each received approximately $52,000, representing a return of capital, for the remaining uninvested net sales proceeds.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same General Partners, to construct and hold one restaurant Property. As of December 31, 1997, the Partnership and its co-venture partner had contributed $121,855 and $183,241, respectively, to the joint venture to fund construction costs relating to the Property owned by the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $85,600 and $128,700, respectively, in additional construction costs to the joint venture. When construction is completed, the Partnership and its co-venture partner expect to have an approximate 40 and 60 percent interest, respectively, in the profits and losses of the joint venture.

         During 1997, the Partnership entered into an agreement with the tenant of the Checkers #486 Property in Richmond, Virginia, to sell the Property. The General Partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the Property. As of February 28, 1998, the sale had not occurred.

         During 1997, the Partnership entered into an agreement with a third party to sell the Property in Marietta, Georgia. The General Partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the Property. As of February 28, 1998, the sale had not occurred.

         In December 1997, the Port of Palm Bay deposited $660,000 in the registry of the court on behalf of the Partnership and the tenant in exchange for taking possession of the Property located in Riviera Beach, Florida, through a total right of way taking. The Partnership owned the land and the tenant owned the building relating to this Property. The General Partners of the Partnership and the tenant are in the process of negotiating the allocation of the $660,000. The General Partners anticipate that the Partnership will be entitled to receive at least $330,000, but the General Partners intend to pursue a larger allocation of this amount. As of December 31, 1997, the Partnership had removed the carrying value of the land in the amount of $318,592 from its accounts due to the fact that the Port of Palm Bay had taken possession of this Property, and in exchange, the Partnership recorded restricted cash in the amount of $318,592. The General Partners anticipate that the Partnership will recognize a gain as a result of the taking of this Property and will recognize such gain when the final proceeds are determined. As of February 28, 1998, the final amount of proceeds to be received had not been determined.

         In January 1998, the Partnership sold its Property in Madison, Alabama, to a third party for $740,000 and received net sales proceeds of $700,950. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off $13,314 of such accrued rental income at December 31, 1997. Due to the fact that the Partnership recorded the write off at December 31, 1997, no gain or loss will be recorded in 1998 for financial reporting purposes relating to the sale. The Partnership intends to reinvest the net sales proceeds in an additional Property. The General Partners believe that the transaction, or a portion thereof, relating to the sale of this Property and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In January 1998, the Partnership sold its Property in Richmond, Virginia (#548), to a third party for $512,462 and received net sales proceeds in that amount, resulting in a gain of $70,798 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional Property. The General Partners believe that the transaction, or a portion thereof, relating to the sale of this Property and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

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

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1997, the Partnership had $1,285,777 invested in such short-term investments as compared to $1,462,012 at December 31, 1996. The decrease in cash is primarily attributable to the Partnership investing in CNL Kingston Joint Venture in September 1997, as described above. The funds remaining at December 31, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, the affiliates incurred on behalf of the Partnership $87,695, $94,152 and $104,433, respectively, for certain operating expenses. In addition, during 1995, affiliates of the General Partners incurred on behalf of the Partnership $577 for certain acquisition expenses. At December 31, 1997 and 1996, the Partnership owed $7,853 and $1,651, respectively, to affiliates for such amounts and accounting and administrative services and management fees. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $987,614 at December 31, 1997, from $1,008,461 at December 31, 1996, primarily as a result of a decrease in rents paid in advance at December 31, 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on current and future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,520, $3,712,522 and $3,628,130 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $0.83 per Unit for each of the years ended December 31, 1997 and 1996 and $0.81 per Unit for the year ended December 31, 1995. No amounts distributed or to be distributed to the Limited Partners for the years ended 1997, 1996 and 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         The Partnership owned and leased 52 wholly owned Properties during 1995 (including one Property in Knoxville, Tennessee, and one Property in Dallas, Texas, which were sold in March 1995) and 50 wholly owned Properties during 1996 and 1997 (including one Property in Riviera Beach, Florida which was condemned through a total right of way taking in December 1997). In addition, during 1995, the Partnership was a co-venturer in three separate joint ventures that owned and leased a total of four Properties, during 1996, the Partnership was a co-venturer in three joint ventures that owned and leased nine Properties (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996), and during 1997, the Partnership was a co-venture in four separate joint ventures that owned and leased a total of nine Properties. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 58 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $18,900 to $203,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $3,911,527, $3,987,525 and $4,015,564, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1996, as compared to 1995, was primarily attributable to the fact that during 1994, the Partnership's former tenant of the Property in Akron, Ohio, ceased operating the restaurant located on the Property. The Partnership subsequently leased this Property to various temporary operators who assumed the restaurant operations and paid the Partnership rent on a month-to-month basis. The decrease in rental and earned income during 1997, as compared to 1996, was primarily attributable to the fact that during May 1997, the temporary operator of the Property in Akron, Ohio, ceased restaurant operations and vacated the Property. The Partnership ceased recording rental income and wrote off the related allowance for doubtful accounts. The Partnership entered into a long-term, triple-net lease for this Property with the operator of an Arlington Big Boy in September 1997, and rental income commenced in December, 1997.

         In addition, the decrease in rental and earned income during 1997 as compared to 1996, was partially due to the fact that the Partnership wrote off accrued rent relating to the Property in Madison, Alabama to adjust the carrying value of the asset to the net proceeds received from the sale of this Property in January 1998.

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $309,879, $459,137 and $338,717, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1997 as compared to 1996, and the increase during 1996 as compared to 1995, is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Liquidity and Capital Resources."

         During at least one of the years ended December 31, 1997, 1996 and 1995, five lessees (or group of affiliated lessees) of the Partnership, Flagstar Corporation, Foodmaker, Inc., Long John Silver's, Inc., Checkers Drive-In Restaurants, Inc. and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from nine Properties owned by joint ventures). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to 11 restaurants, Foodmaker,

Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to nine restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 17 restaurants and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 or 1995, six Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers and Golden Corral, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from nine Properties owned by joint ventures). In subsequent years, it is anticipated that these six Restaurant Chains each will account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $602,753, $586,710 and $588,952 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses during 1997 as compared to 1996 was primarily attributable to the fact that the Partnership recorded bad debt expense of $10,500 during 1997 relating to the Property in Akron, Ohio. Due to the fact that the temporary operator ceased operating the Property in May, 1997, as described above in "Liquidity and Capital Resources," the General Partners ceased further collection efforts of these past due amounts.

         As a result of the former tenant of the Property in Akron, Ohio, defaulting under the terms of its lease during 1994 and the Partnership leasing the Property to temporary operators who subsequently ceased operating the Property, the Partnership incurred real estate taxes during the years ended December 31, 1997, 1996 and 1995. The Partnership entered into a long-term, triple-net lease for this Property with the operator of an Arlington Big Boy in September 1997, and rental income commenced in December 1997. The new tenant is responsible for real estate taxes; therefore, the General Partners do not anticipate the Partnership will incur these expenses in the future.

         As a result of the 1995 sales of the Properties in Knoxville, Tennessee, and Dallas, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $66,518 for the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to straight lining future scheduled rent increases that the Partnership had recorded and wrote off at the time of the sale.
No Properties were sold during 1996 and 1997.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on its computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current and future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                  Page

Report of Independent Accountants                  13

Financial Statements:

  Balance Sheets                                   14

  Statements of Income                             15

  Statements of Partners' Capital                  16

  Statements of Cash Flows                         17

  Notes to Financial Statements                    19

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XIV, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/S/ Coopers & Lybrand L.L.P.
--------------------------------

Orlando, Florida
January 20, 1998

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                       December 31,
           ASSETS                              1997                1996
           ------                           -----------         ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                              $25,217,725         $25,852,484
Net investment in direct
  financing leases                            9,041,485           9,125,272
Investment in joint ventures                  3,271,739           3,201,156
Cash and cash equivalents                     1,285,777           1,462,012
Restricted cash                                 318,592                  -
Receivables, less allowance for
  doubtful accounts of $22,970
  in 1996                                        19,912              23,477
Prepaid expenses                                  7,915               8,243
Organization costs, less
  accumulated amortization of
  $8,599 and $6,599                               1,401               3,401
Accrued rental income                         1,820,078           1,369,804
                                            -----------         -----------

                                            $40,984,624         $41,045,849
                                            ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $    10,258         $     5,447
Accrued and escrowed real estate
  taxes payable                                  19,570              12,364
Distributions payable                           928,130             928,130
Due to related parties                            7,853               1,651
Rents paid in advance                            29,656              62,520
                                            -----------         -----------
    Total liabilities                           995,467           1,010,112

Commitments (Note 11)

Partners' capital                            39,989,157          40,035,737
                                            -----------         -----------

                                            $40,984,624         $41,045,849
                                            ===========         ===========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                            Year Ended December 31,
                                                                1997                 1996                 1995
                                                             ----------           ----------           -------
Revenues:
  Rental income from
    operating leases                                         $2,893,900           $2,960,909           $2,980,928
  Earned income from direct
    financing leases                                          1,017,627            1,026,616            1,034,636
  Interest and other income                                      47,287               56,377               52,426
                                                             ----------           ----------           ----------
                                                              3,958,814            4,043,902            4,067,990
                                                             ----------           ----------           ----------

Expenses:
  General operating and
    administrative                                              154,654              162,163              143,138
  Professional services                                          29,746               24,138               31,270
  Bad debt expense                                               10,500                   -                12,619
  Management fees to
    related parties                                              38,626               38,785               38,832
  Real estate taxes                                               7,192                3,426                8,116
  State and other taxes                                          21,874               18,109               14,865
  Depreciation and
    amortization                                                340,161              340,089              340,112
                                                             ----------           ----------           ----------
                                                                602,753              586,710              588,952
                                                             ----------           ----------           ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Loss on
  Sale of Land                                                3,356,061            3,457,192            3,479,038

Equity in Earnings of Joint
  Ventures                                                      309,879              459,137              338,717

Loss on Sale of Land                                                 -                    -               (66,518)
                                                             ----------           ----------           ----------

Net Income                                                   $3,665,940           $3,916,329           $3,751,237
                                                             ==========           ==========           ==========

Allocation of Net Income:
  General partners                                           $   36,659           $   39,163           $   38,073
  Limited partners                                            3,629,281            3,877,166            3,713,164
                                                             ----------           ----------           ----------

                                                             $3,665,940           $3,916,329           $3,751,237
                                                             ==========           ==========           ==========

Net Income Per Limited
  Partner Unit                                               $     0.81           $     0.86           $     0.83
                                                             ==========           ==========           ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                           4,500,000            4,500,000            4,500,000
                                                             ==========           ==========           ==========






                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                              General Partners               Limited Partners
                                                Accumu-                                 Accumu-
                                    Contri-     lated       Contri-       Distri-       lated       Syndication
                                    butions    Earnings     butions       butions      Earnings        Costs          Total
                                    -------   ---------   -----------   ------------  -----------   -----------    ----------
Balance, December 31, 1994          $ 1,000  $ 31,745     $45,000,000   $ (3,082,753) $ 3,142,776   $(5,383,945)   $39,708,823

  Distributions to limited
    partners ($0.81 per limited
    partner unit)                        -         -               -      (3,628,130)          -             -      (3,628,130)
  Net income                             -     38,073              -                    3,713,164            -       3,751,237
                                    -------  --------     -----------   ------------  -----------   -----------    -----------

Balance, December 31, 1995            1,000    69,818      45,000,000     (6,710,883)   6,855,940    (5,383,945)    39,831,930

  Distributions to limited
    partners ($0.83 per limited
    partner unit)                        -         -               -      (3,712,522)          -             -      (3,712,522)
  Net income                             -     39,163              -              -     3,877,166            -       3,916,329
                                    -------  --------     -----------   ------------  -----------   -----------    -----------

Balance, December 31, 1996            1,000   108,981      45,000,000    (10,423,405)  10,733,106    (5,383,945)    40,035,737

  Distributions to limited
    partners ($0.83 per limited
    partner unit)                        -         -               -      (3,712,520)          -             -      (3,712,520)
  Net income                             -     36,659              -              -     3,629,281            -       3,665,940
                                    -------  --------     -----------   ------------  -----------   -----------    -----------

Balance, December 31, 1997          $ 1,000  $145,640     $45,000,000   $(14,135,925) $14,362,387   $(5,383,945)   $39,989,157
                                    =======  ========     ===========   ============  ===========   ===========    ===========





                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants                         $  3,501,064         $  3,572,793         $  3,626,651
        Distributions from joint
          ventures                                              308,220              340,299              270,406
        Cash paid for expenses                                 (243,326)            (250,885)            (237,937)
        Interest received                                        40,232               44,089               50,724
                                                            -----------         ------------         ------------
            Net cash provided by
              operating activities                            3,606,190            3,706,296            3,709,844
                                                            -----------         ------------         ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land                                   -                    -               696,012
        Proceeds received from
          right of way taking                                   318,592                   -                    -
        Additions to land and
          buildings on
          operating leases                                           -                    -              (964,073)
        Investment in direct
          financing leases                                           -                    -               (75,352)
        Investment in joint
          ventures                                             (121,855)              (7,500)          (1,087,218)
        Return of capital from
          joint venture                                          51,950                   -                    -
        Increase in restricted
          cash                                                 (318,592)                  -                    -
        Other                                                        -                    -                 5,530
                                                           ------------         ------------         ------------
            Net cash used in
              investing activities                              (69,905)              (7,500)          (1,425,101)
                                                           ------------         ------------         ------------

    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition costs paid by
          related parties on
          behalf of the
          Partnership                                                -                    -                  (577)
        Distributions to
          limited partners                                   (3,712,520)          (3,712,522)          (3,543,751)
                                                           ------------         ------------         ------------
            Net cash used in
              financing activities                           (3,712,520)          (3,712,522)          (3,544,328)
                                                           ------------         ------------         ------------

Net Decrease in Cash and Cash
  Equivalents                                                  (176,235)             (13,726)          (1,259,585)

Cash and Cash Equivalents at
  Beginning of Year                                           1,462,012            1,475,738            2,735,323
                                                           ------------         ------------         ------------

Cash and Cash Equivalents at
  End of Year                                              $  1,285,777         $  1,462,012         $  1,475,738
                                                           ============         ============         ============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                           Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                             $  3,665,940         $  3,916,329         $  3,751,237
                                                           ------------         ------------         ------------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                            337,180              337,181              337,393
        Amortization                                              2,981                2,908                2,719
        Equity in earnings of
          joint ventures, net of
          distributions                                          (1,659)            (118,889)             (68,311)
        Loss on sale of land                                         -                    -                66,518
        Decrease (increase) in
          receivables                                             3,565              (13,946)              36,872
        Decrease (increase) in
          prepaid expenses                                          328               (4,802)              (3,441)
        Decrease in net investment
          in direct financing
          leases                                                 83,787               74,798               66,778
        Increase in accrued
          rental income                                        (471,287)            (491,221)            (497,969)
        Decrease in other assets                                     -                    -                 3,315
        Increase (decrease) in
          accounts payable                                       12,017               (8,408)              22,223
        Increase (decrease) in
          due to related parties,
          excluding reimbursement
          of acquisition costs
          paid on behalf of the
          Partnership                                             6,202               (5,218)               6,869
        Increase (decrease) in
          rents paid in advance                                 (32,864)              17,564              (14,359)
                                                           ------------         ------------         ------------
            Total adjustments                                   (59,750)            (210,033)             (41,393)
                                                           ------------         ------------         ------------

Net Cash Provided by Operating
  Activities                                               $  3,606,190         $  3,706,296         $  3,709,844
                                                           ============         ============         ============

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at December 31                                $    928,130         $    928,130         $    928,130
                                                           ============         ============         ============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture and CNL Kingston Joint Venture using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

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

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institution with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases:

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of the leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                           1997                   1996
                                        -----------            -----------

                  Land                  $16,425,914            $16,723,493
                  Buildings              10,087,524             10,087,524
                                        -----------            -----------
                                         26,513,438             26,811,017
                  Less accumulated
                    depreciation         (1,295,713)              (958,533)
                                        -----------            -----------

                                        $25,217,725            $25,852,484
                                        ===========            ===========

         In December, 1997, the Port of Palm Bay deposited $660,000 in the registry of the court on behalf of the Partnership and the tenant in exchange for taking possession of the property located in Riviera Beach, Florida through a total right of way taking. The Partnership owned the land and the tenant owned the building relating to this property. The general partners of the Partnership and the tenant are in the process of negotiating the allocation of the $660,000. The general partners anticipate that the Partnership will be entitled to

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         receive at least $330,000 but the general partners intend to pursue a larger allocation of this amount. As of December 31, 1997, the Partnership had removed the carrying value of the land in the amount of $318,592 from its accounts due to the fact that the Port of Palm Bay had taken possession of the property, and in exchange, the Partnership recorded restricted cash in the amount of $318,592 (See Note 6). The general partners anticipate that the Partnership will recognize a gain as a result of the taking of this property and will recognize such gain when the final proceeds are determined. As of January 20, 1998, the final amount of proceeds to be received had not been determined.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $471,287, $491,221 and $497,969, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                              $ 2,398,237
                  1999                                2,560,989
                  2000                                2,630,941
                  2001                                2,650,138
                  2002                                2,707,496
                  Thereafter                         31,197,883
                                                    -----------

                                                    $44,145,684

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1997               1996
                                               ------------       ------------

                  Minimum lease payments
                    receivable                 $ 18,621,827       $ 19,723,241
                  Estimated residual
                    values                        2,842,002          2,842,002
                  Less unearned income          (12,422,344)       (13,439,971)
                                               ------------       ------------

                  Net investment in
                    direct financing
                    leases                     $  9,041,485       $  9,125,272
                                               ============       ============

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                                      $ 1,104,743
                  1999                                        1,122,218
                  2000                                        1,129,246
                  2001                                        1,132,069
                  2002                                        1,140,538
                  Thereafter                                 12,993,013
                                                            -----------

                                                            $18,621,827

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership owns a 50 percent, a 72.2% and a 50% interest in the profits and losses of Attalla Joint Venture, Salem Joint Venture and Wood-Ridge Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

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

         In October  1996,  Wood-Ridge  Real  Estate  Joint  Venture  reinvested
         $4,404,046 of the net sales proceeds in five properties. In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds in a Taco Bell property in Anniston, Alabama. As of December 31, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining uninvested net sales proceeds.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of December 31, 1997, the Partnership and its co-venture partner had contributed $121,855 and $183,241, respectively, to CNL Kingston Joint Venture to fund construction costs relating to the property owned by the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $85,600 and $128,700, respectively, in additional construction costs to the joint venture. When construction is completed, the Partnership and its co-venture partner expect to have an approximate 40 and 60 percent interest, respectively, in the profits and losses of the joint venture. As of December 31, 1997, the Partnership owned a 39.94% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         As of December 31, 1997, Attalla Joint Venture, Salem Joint Venture and Kingston Joint Venture each owned and leased one property, and Wood-Ridge Real Estate Joint Venture owned and leased six properties, to operators of fast-food or family-style restaurants. The following presents the joint ventures' condensed financial information at December 31:

                                                    1997            1996
                                                 ----------      ----------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                 $6,008,240      $5,102,901
                  Net investment in direct
                    financing lease                 364,479         367,661
                  Cash                               13,842             818
                  Restricted cash                        -          595,426
                  Receivables                         2,571           7,037
                  Accrued rental income             150,621          62,163
                  Other assets                        1,257          15,390
                  Liabilities                       231,061          33,565
                  Partners' capital               6,309,949       6,117,831
                  Revenues                          712,004         690,225
                  Gain on sale of land and
                    buildings                            -          261,106
                  Net income                        588,835         887,177

         The Partnership recognized income totalling $309,879, $459,137 and $338,717 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

6.       Restricted Cash:

         In December 1997, the Port of Palm Bay deposited $660,000 in the registry of the court on behalf of the Partnership in exchange for taking possession of the property (see Note 3).

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

         During the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $3,712,520, $3,712,522 and $3,628,130, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                1997             1996              1995
                                                             ----------       ----------        ----------
                  Net income for financial
                    reporting purposes                       $3,665,940       $3,916,329        $3,751,237

                  Depreciation for tax
                    reporting purposes
                    in excess of depreci-
                    ation for financial
                    reporting purposes                         (130,766)        (130,766)         (130,551)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                           83,787           74,798            66,778

                  Loss on sale of land for
                    financial reporting
                    purposes in excess of
                    loss for tax
                    reporting purposes                               -                -             66,518

                  Equity in earnings of joint
                    ventures for financial
                    reporting purposes in
                    excess of equity in
                    earnings of joint ventures
                    for tax reporting purposes                    3,109         (174,253)          (80,207)

                  Accrued rental income                        (471,287)        (491,221)         (497,969)

                  Rents paid in advance                         (32,864)          17,564           (14,359)

                  Other                                         (21,988)          23,878               718
                                                             ----------       ----------        ----------

                  Net income for federal
                    income tax purposes                      $3,095,931       $3,236,329        $3,162,165
                                                             ==========       ==========        ==========

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $38,626, $38,785 and $38,832 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $89,910, $96,082 and $75,263 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties at December 31, 1997 and 1996, totalled $7,853 and $1,651, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                               1997       1996         1995
                                             --------   --------     ---------

                  Flagstar Enterprises,
                    Inc. and Denny's,
                    Inc.                     $863,373   $879,594     $882,060
                  Long John Silver's,
                    Inc.                      850,159    853,992      860,391
                  Checkers Drive-In
                    Restaurants, Inc.         724,612    732,941      732,196
                  Foodmaker, Inc.             562,725    556,100      551,800
                  Golden Corral
                    Corporation               520,911    476,350      466,737

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                            1997        1996        1995
                                          --------    --------    ---------

                  Long John Silver's      $850,159    $853,992    $860,391
                  Checkers Drive-in
                    Restaurants            724,612     732,941     732,196
                  Denny's                  618,154     615,021     592,660
                  Jack in the Box          562,725     556,100     551,800
                  Golden Corral
                    Family Steakhouse
                    Restaurants            520,911     476,350     466,737
                  Hardee's                 483,606     498,655     500,235

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

11.      Commitments:

         During 1997, the Partnership entered into an agreement with the tenant of the Checkers #486 property in Richmond, Virginia, to sell the property. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of January 20, 1998, the sale had not occurred.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

11.      Commitments - Continued:

         During 1997, the Partnership entered into an agreement with a third party to sell the property in Marietta, Georgia. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of January 20, 1998, the sale had not occurred.

12.      Subsequent Events:

         In January 1998, the Partnership sold its property in Madison, Alabama, to a third party for $740,000 and received net sales proceeds of $700,950. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote-off $13,314 of such accrued rental income during 1997. The Partnership intends to reinvest the net sales proceeds in an additional property.

         During 1997, the Partnership entered into a contract to sell the property in Richmond, Virginia (#548) to a third party. In January 1998, the Partnership sold this property for $512,462 and received net sales proceeds in that amount, resulting in a gain of $70,798 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional property.

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


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


                  Title of Class                   Name of Partner                   Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Reimbursement  to affiliates  for Operating  expenses are  reimbursed  Operating expenses  incurred  operating  expenses  at the lower of cost or 90  percent  on behalf of the Partnership:
                                         of the prevailing rate at which          $87,695
                                         comparable services could have
                                         been obtained in the same                Accounting and administra-
                                         geographic area.  Affiliates of the      tive services:  $89,910
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual management fee to                 One percent of the sum of gross             $38,626
affiliates                               operating revenues from
                                         Properties    wholly   owned   by   the
                                         Partnership  plus  the   Partner-ship's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is a co-venturer.  The management  fee,
                                         which will not exceed competi-tive fees
                                         for  comparable  services  in the  same
                                         geographic  area,  may  or  may  not be
                                         taken,  in  whole  or in part as to any
                                         year,   in  the  sole   discretion   of
                                         affiliates of the General Partners. All
                                         or any  portion of the  management  fee
                                         not taken as to any  fiscal  year shall
                                         be deferred without interest and may be
                                         taken in such other  fiscal year as the
                                         affiliates shall determine.
==========================================================================================================================




==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ -0-
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be recorded
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ -0-
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ -0-
ordinated share of Partnership  net      equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1998.

                             CNL INCOME FUND XIV, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner

                                      /s/ Robert A. Bourne
                                      ------------------------------
                                      ROBERT A. BOURNE, President


                             By:      ROBERT A. BOURNE
                                      General Partner

                                      /s/ Robert A. Bourne
                                      ------------------------------
                                      ROBERT A. BOURNE


                             By:      JAMES M. SENEFF, JR.
                                      General Partner

                                      /s/ James M. Seneff, Jr.
                                      -------------------------------
                                      JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 13, 1998
---------------------------------------- (Principal Financial and
Robert A. Bourne                         Accounting Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 13, 1998
---------------------------------------- Director (Principal Executive
James M. Seneff, Jr.                     Officer)
==========================================================================================================================


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                               Costs Capitalized
                                                                                                     Subsequent
                                                                 Initial Cost                       To Acquisition
                                                                           Buildings
                                           Encum-                             and             Improve-      Carrying
                                          brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Alliance, Ohio                           -        $   210,290       $       -          $       -      $     -

    Checkers Drive-In Restaurants:
      Boynton Beach, Florida                   -            501,606               -                  -            -
      Chamblee, Georgia                        -            332,737               -                  -            -
      Delray Beach, Florida                    -            193,110               -                  -            -
      Foley, Alabama                           -            197,821               -                  -            -
      Houston, Texas                           -            335,232               -                  -            -
      Huntsville, Alabama                      -            362,907               -                  -            -
      Kansas City, Missouri                    -            225,071               -                  -            -
      Marietta, Georgia                        -            332,418               -                  -            -
      Merriam, Kansas                          -            305,896               -                  -            -
      Norcross, Georgia                        -            474,262               -                  -            -
      Orlando, Florida                         -            559,646               -                  -            -
      Pensacola, Florida                       -            296,726               -                  -            -
      Richmond, Virginia                       -            411,521               -                  -            -
      Richmond, Virginia                       -            378,735               -                  -            -
      Suwannee, Georgia                        -            269,643               -                  -            -
      St. Petersburg, Florida                  -            338,396               -                  -            -
      Coral Springs, Florida                   -            421,221               -                  -            -

    Denny's Restaurants:
      Albemarle, North Carolina                -            202,363          447,278                 -            -
      Bullhead City, Arizona                   -            282,086          623,778            152,416           -
      Topeka, Kansas                           -            420,446               -                  -            -
      Tempe, Arizona                           -            881,047               -                  -            -

    East Side Mario's Restaurant:
      Columbus, Ohio                           -            698,046               -           1,019,581           -

    Golden Corral Family
      Steakhouse Restaurants:
        Burlington, North Carolina             -            931,962               -             975,218           -
        Wilson, North Carolina                 -            415,390               -             833,156           -
        Greeley, Colorado                      -            303,170               -             965,024           -

    Hardee's Restaurants:
      Franklin, Tennessee                      -            201,441          423,569                 -            -
      Nashville, Tennessee                     -            315,087               -                  -            -
      Nashville, Tennessee                     -            296,341          485,974                 -            -
      Batesville, Mississippi                  -            186,404          453,720                 -            -
      Jacksonville, Florida                    -            385,903          409,773                 -            -
      Madison, Alabama                         -            192,522               -                  -            -





                                                                                                                         Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                      Depreciation
                       at Close of Period (c)                                                                          in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
         -----------        ------------       -----------        ------------       ---------       --------        ----------





         $   210,290             (g)           $   210,290              (e)             1994           07/94            (e)


             501,606                 -             501,606              (d)               -            03/94            (d)
             332,737                 -             332,737              (d)               -            03/94            (d)
             193,110                 -             193,110              (d)               -            03/94            (d)
             197,821                 -             197,821              (d)               -            03/94            (d)
             335,232                 -             335,232              (d)               -            03/94            (d)
             362,907                 -             362,907              (d)               -            03/94            (d)
             225,071                 -             225,071              (d)               -            03/94            (d)
             332,418                 -             332,418              (d)               -            03/94            (d)
             305,896                 -             305,896              (d)               -            03/94            (d)
             474,262                 -             474,262              (d)               -            03/94            (d)
             559,646                 -             559,646              (d)               -            03/94            (d)
             296,726                 -             296,726              (d)               -            03/94            (d)
             411,521                 -             411,521              (d)               -            03/94            (d)
             378,735                 -             378,735              (d)               -            03/94            (d)
             269,643                 -             269,643              (d)               -            03/94            (d)
             338,396                 -             338,396              (d)               -            03/95            (d)
             421,221                 -             421,221              (d)               -            03/95            (d)


             202,363         $  447,278            649,641        $ 63,528              1992           09/93            (b)
             282,086            776,194          1,058,280         104,695              1988           09/93            (b)
             420,446              (g)              420,446            (e)               1994           10/93            (e)
             881,047              (g)              881,047            (e)               1994           11/93            (e)


             698,046          1,019,581          1,717,627         106,746              1994           06/94            (b)



             931,962            975,218          1,907,180         130,118              1993           10/93            (b)
             415,390            833,156          1,248,546         116,781              1993           10/93            (b)
             303,170            965,024          1,268,194          98,177              1994           08/94            (b)


             201,441            423,569            625,010          58,504              1993           11/93            (b)
             315,087              (g)              315,087          (e)                 1993           11/93            (e)
             296,341            485,974            782,315          67,122              1993           11/93            (b)
             186,404            453,720            640,124          61,242              1993           12/93            (b)
             385,903            409,773            795,676          55,310              1993           12/93            (b)
             192,522              (g)              192,522           (e)                1993           12/93            (e)

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                    Costs Capitalized
                                                                                                        Subsequent
                                                                   Initial Cost                       To Acquisition
                                                                               Buildings
                                              Encum-                             and             Improve-      Carrying
                                             brances           Land          Improvements         ments         Costs
    Jack in the Box Restaurants:
      Mesquite, Texas                             -            449,442          528,882                 -            -
      Plano, Texas                                -            423,092          467,253                 -            -
      Farmers Branch, Texas                       -            465,235          525,470                 -            -
      Fort Worth, Texas                           -            297,688          551,394                 -            -
      Fort Worth, Texas                           -            257,393          419,245                 -            -

    Long John Silver's Restaurants:
      Apopka, Florida                             -            320,435               -                  -            -
      Houston, Texas                              -            411,403               -                  -            -
      Stockbridge, Georgia                        -            295,839               -                  -            -
      Albemarle, North Carolina                   -            214,623               -                  -            -
      Houston, Texas                              -            342,971               -                  -            -
      Marion, Ohio                                -            321,032               -                  -            -
      Las Vegas, Nevada                           -            520,884               -                  -            -

    Shoney's Restaurant:
      Akron, Ohio (h)                             -            246,431          805,793                 -            -
                                                           -----------       ----------         ----------     -------

                                                           $16,425,914       $6,142,129         $3,945,395     $     -
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
                                                           ===========       ==========         ==========     =======

Properties of Joint Venture
  in Which the Partnership
  has a 50% Interest and has
  Invested in Under Operating
  Leases:

    Boston Market Restaurants:
      Murfreesboro, Tennessee                     -        $   398,313       $       -          $       -      $     -
      Matthews, North Carolina                    -            409,942          737,391                 -            -
      Raleigh, North Carolina                     -            518,507          542,919                 -            -
      Blaine, Minnesota                           -            253,934          531,509                 -            -

    Golden Corral Family
      Steakhouse Restaurant:
        Paris, Texas                              -            303,420          708,112                 -            -

    Taco Bell Restaurants:
      Anniston, Alabama                           -            173,395          329,202                 -            -
                                                           -----------       ----------         ----------     -------

                                                           $ 2,057,511       $2,849,133         $       -      $     -
                                                           ===========       ==========         ==========     =======



                                                                                                                         Life
                                                                                                                       on Which
                     Gross Amount at Which Carried                                                                  Depreciation
                         at Close of Period (c)                                                                       in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
         -----------        ------------       -----------        ------------       ---------       --------        ----------

             449,442            528,882            978,324          73,049              1992           11/93            (b)
             423,092            467,253            890,345          63,598              1992           11/93            (b)
             465,235            525,470            990,705          71,502              1988           12/93            (b)
             297,688            551,394            849,082          74,073              1992           12/93            (b)
             257,393            419,245            676,638          57,048              1983           12/93            (b)


             320,435              (g)              320,435            (e)               1994            03/94           (e)
             411,403              (g)              411,403            (e)               1993            03/94           (e)
             295,839              (g)              295,839            (e)               1993            03/94           (e)
             214,623              (g)              214,623            (e)               1994            04/94           (e)
             342,971              (g)              342,971            (e)               1994            04/94           (e)
             321,032              (g)              321,032            (e)               1994            06/94           (e)
             520,884              (g)              520,884            (e)               1994            07/94           (e)


             246,431            805,793          1,052,224          94,220              1993           10/93            (b)
         -----------        -----------        -----------      ----------

         $16,425,914        $10,087,524        $26,513,438      $1,295,713
         ===========        ===========        ===========      ==========








         $   196,274        $   434,428        $   630,702        $ 58,638              1993           11/93            (b)
         ===========        ===========        ===========        ========








         $   398,313        $        -         $   398,313          (d)                 1996            10/96           (d)
             409,942            737,391          1,147,333        $ 30,225              1994           10/96            (b)
             518,507            542,919          1,061,426          22,254              1994           10/96            (b)
             253,934            531,509            785,443          21,786              1996           10/96            (b)



             303,420            708,112          1,011,532          29,186              1996           10/96            (b)


             173,395            329,202            502,597          10,720              1993           01/97            (b)
         -----------        -----------        -----------        --------

         $ 2,057,511        $ 2,849,133        $ 4,906,644        $114,171
         ===========        ===========        ===========        ========

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                                 Costs Capitalized
                                                                                                 Subsequent
                                                           Initial Cost                        To Acquisition
                                                                        Buildings
                                       Encum-                             and             Improve-      Carrying
                                      brances           Land          Improvements         ments         Costs
Property of Joint Venture
  in Which the Partnership
  has a 72.2% Interest and has
  Invested in Under Operating
  Lease:

    Denny's Restaurant:
      Salem, Ohio                          -        $   131,762       $       -          $       -      $     -
                                                    ===========       ==========         ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 39.94% Interest and has
  Invested in Under Operating
  Lease:

    Taco Bell Restaurants:
      Kingston, Tennessee                  -        $   180,555       $  332,370         $       -      $     -
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
                                                    ===========       ==========         ==========     =======



                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                        at Close of Period (c)                                                                         in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
         -----------        ------------       -----------        ------------       ---------       --------        ----------







         $   131,762           (g)             $   131,762            (e)               1991          03/95             (e)
         ===========                           ===========








         $   180,555        $   332,370        $   512,925        $    984              1997           11/97            (b)
         ===========        ===========        ===========        ========






                -                    (g)                  (g)             (e)               1994            07/94         (e)


                  (g)                  (g)                (g)             (f)               1993            09/93         (f)
                -                    (g)                  (g)             (e)               1994            10/93         (e)
                -                    (g)                  (g)             (e)               1994            11/93         (e)


                -                    (g)                  (g)             (e)               1993            11/93         (e)
                -                    (g)                  (g)             (e)               1993            12/93         (e)


                  (g)                  (g)                (g)             (f)               1993            11/93         (f)


                -                    (g)                  (g)             (e)               1994            03/94         (e)
                -                    (g)                  (g)             (e)               1993            03/94         (e)
                  (g)                  (g)                (g)             (f)               1994            03/94         (f)
                -                    (g)                  (g)             (e)               1993            03/94         (e)
                -                    (g)                  (g)             (e)               1994            04/94         (e)
                -                    (g)                  (g)             (e)               1994            04/94         (e)
                -                    (g)                  (g)             (e)               1994            06/94         (e)
                  (g)                  (g)                (g)             (f)               1994            06/94         (f)
                -                    (g)                  (g)             (e)               1994            07/94         (e)



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                                 Costs Capitalized
                                                                                                                     Subsequent
                                                                               Initial Cost                        To Acquisition
                                                                                           Buildings
                                                           Encum-                             and             Improve-      Carrying
                                                          brances           Land          Improvements         ments         Costs
Property of Joint Venture
  in Which the Partnership
  has a 72.2% Interest and has
  Invested in Under a Direct
  Financing Lease:

    Denny's Restaurant:
      Salem, Ohio                                              -        $        -          $       -        $  371,836     $     -
                                                                        ===========         ==========       ==========     =======




                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                         at Close of Period (c)                                                                       in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
         -----------        ------------       -----------        ------------       ---------       --------        ----------







                -                    (g)                  (g)             (e)               1991            03/95         (e)

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                               Accumulated
                                                                Cost            Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994           $26,816,293       $  283,959
                        Acquisitions                             743,861               -
                        Dispositions                            (749,137 )             -
                        Depreciation expense                          -           337,393
                                                             -----------       ----------

                        Balance, December 31, 1995            26,811,017          621,352
                        Depreciation expense                          -           337,181
                                                             -----------       ----------

                        Balance, December 31, 1996           $26,811,017       $  958,533
                        Depreciation expense                          -           337,180
                        Dispositions                            (297,579 )             -
                                                             -----------       ---------

                        Balance, December 31, 1997           $26,513,438       $1,295,713
                                                             ===========       ==========


                    Property of Joint Venture in
                      Which the Partnership has a 50%
                      Interest and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1994           $   630,702       $   15,195
                        Depreciation expense                          -            14,480
                                                             -----------       ----------

                        Balance, December 31, 1995               630,702           29,675
                        Depreciation expense                          -            14,482
                                                             -----------       ----------

                        Balance, December 31, 1996           $   630,702       $   44,157
                        Depreciation expense                          -            14,481
                                                             -----------       ----------

                        Balance, December 31, 1997           $   630,702       $   58,638
                                                             ===========       ==========

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997




                                                                                Accumulated
                                                                Cost            Depreciation
                    Properties of Joint Venture in
                      Which the Partnership has a
                      50% Interest and has Invested
                      in Under Operating Leases:

                        Balance, December 31, 1994           $ 3,988,577        $  1,596
                        Acquisitions                             295,307              -
                        Reclassified to direct
                          financing lease                     (1,108,290)             -
                        Depreciation expense                          -           24,446
                                                             -----------        --------

                        Balance, December 31, 1995             3,175,594          26,042
                        Dispositions                          (3,175,594)        (43,711)
                        Acquisitions                           4,404,047              -
                        Depreciation expense                          -           37,122
                                                             -----------        --------

                        Balance, December 31, 1996           $ 4,404,047        $ 19,453
                        Acquisitions                             502,597              -
                        Depreciation expense                          -           94,718
                                                             -----------        --------

                        Balance, December 31, 1997           $ 4,906,644        $114,171
                                                             ===========        ========


                    Property of Joint Venture in
                      Which the Partnership has a
                      72.2% Interest and has Invested
                      in Under an Operating Lease:

                        Balance, December 31, 1994           $        -         $     -
                        Acquisition                              131,762              -
                        Depreciation expense (e)                      -               -
                                                             -----------        -------

                        Balance, December 31, 1995               131,762              -
                        Depreciation expense (e)                      -               -
                                                             -----------        -------

                        Balance, December 31, 1996               131,762              -
                        Depreciation expense (e)                      -               -
                                                             -----------        -------

                        Balance, December 31, 1997           $   131,762        $     -
                                                             ===========        =======


                    Property of Joint Venture in Which
                      the Partnership has a 39.94%
                      Interest and Invested in Under
                      an Operating Lease:

                        Balance, December 31, 1996           $        -         $     -
                        Acquisition                              512,925              -
                        Depreciation expense                          -              984
                                                             -----------        --------

                        Balance, December 31, 1997           $   512,925        $    984
                                                             ===========        ========

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years. All of the leases are treated as operating leases for federal income tax purposes.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $35,881,317 and $6,203,624, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

        27        Financial Data Schedule (Filed herewith.)