Form 10-Q
period 1998-03-31
CNL INCOME FUND XIV LTD
filed 1998-05-12
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-23974


                            CNL Income Fund XIV, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                       59-3143096
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                             32801
----------------------------           -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                    (407) 422-1574


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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                             March 31,              December 31,
            ASSETS                             1998                     1997
                                            -----------             -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,380,008
  and $1,295,713                            $24,529,387            $25,217,725
Net investment in direct
  financing leases                            8,536,965              9,041,485
Investment in joint ventures                  3,349,239              3,271,739
Cash and cash equivalents                     1,322,671              1,285,777
Restricted cash                               1,532,620                318,592
Receivables                                       6,570                 19,912
Prepaid expenses                                 12,266                  7,915
Organization costs, less
  accumulated amortization of
  $9,099 and $8,599                                 901                  1,401
Accrued rental income, less reserves
  of $7,876 and $6,295                        1,882,584              1,820,078
                                            -----------            -----------

                                            $41,173,203            $40,984,624
                                            ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     6,997            $    10,258
Accrued and escrowed real
  estate taxes payable                           14,225                 19,570
Distributions payable                           928,130                928,130
Due to related parties                           11,220                  7,853
Rents paid in advance                           179,316                 29,656
                                            -----------            -----------
    Total liabilities                         1,139,888                995,467

Commitment (Note 5)

Partners' capital                            40,033,315             39,989,157
                                            -----------            -----------

                                            $41,173,203            $40,984,624
                                            ===========            ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                       Quarter Ended
                                                          March 31,
                                                  1998                 1997
                                               ----------           ----------

Revenues:
  Rental income from operating leases          $  717,277           $  723,768
  Earned income from direct financing
    leases                                        242,219              255,292
  Interest and other income                        20,979               14,042
                                               ----------           ----------
                                                  980,475              993,102
                                               ----------           ----------

Expenses:
  General operating and administrative             36,303               36,215
  Professional services                             6,182                5,788
  Bad debt expense                                     -                14,000
  Management fees to related parties                9,506                9,554
  Real estate taxes                                 3,450                4,170
  State and other taxes                            20,996               21,827
  Depreciation and amortization                    85,053               85,022
                                               ----------           ----------
                                                  161,490              176,576
                                               ----------           ----------

Income Before Equity in Earnings of
  Joint Ventures and Gain on Sale
  of Land                                         818,985              816,526

Equity in Earnings of Joint Ventures               82,505               75,246

Gain on Sale of Land                               70,798                   -
                                               ----------           ---------

Net Income                                     $  972,288           $  891,772
                                               ==========           ==========

Allocation of Net Income:
  General partners                             $    9,014           $    8,918
  Limited partners                                963,274              882,854
                                               ----------           ----------

                                               $  972,288           $  891,772
                                               ==========           ==========


Net Income Per Limited Partner Unit            $     0.21           $     0.20
                                               ==========           ==========

Weighted Average Number of Limited
  Partner Units Outstanding                     4,500,000            4,500,000
                                               ==========           ==========








            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Quarter Ended               Year Ended
                                       March 31,                December 31,
                                         1998                       1997
                                     -------------              -----------

General partners:
  Beginning balance                  $   146,640               $   109,981
  Net income                               9,014                    36,659
                                     -----------               -----------
                                         155,654                   146,640
                                     -----------               -----------

Limited partners:
  Beginning balance                   39,842,517                39,925,756
  Net income                             963,274                 3,629,281
  Distributions ($0.21 and
    $0.83 per limited partner
    unit, respectively)                 (928,130)               (3,712,520)
                                     -----------               -----------
                                      39,877,661                39,842,517
                                     -----------               -----------

Total partners' capital              $40,033,315               $39,989,157
                                     ===========               ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Quarter Ended
                                                       March 31,
                                                1998              1997
                                             ----------        ----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                             $1,050,016        $  923,708
                                             ----------        ----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                        1,208,732                -
        Investment in joint venture             (84,992)               -
        Return of capital from joint
          venture                                    -             54,074
        Increase in restricted cash          (1,208,732)               -
                                             ----------        ---------
            Net cash provided by
              (used in) investing
              activities                        (84,992)           54,074
                                             ----------        ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (928,130)         (928,130)
                                             ----------        ----------
            Net cash used in
              financing activities             (928,130)         (928,130)
                                             ----------        ----------


Net Increase in Cash and Cash
  Equivalents                                    36,894            49,652

Cash and Cash Equivalents at
  Beginning of Quarter                        1,285,777         1,462,012
                                             ----------        ----------

Cash and Cash Equivalents at
  End of Quarter                             $1,322,671        $1,511,664
                                             ==========        ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter               $  928,130        $  928,130
                                             ==========        ==========






            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997

1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1997.

2.       Land and Buildings on Operating Leases:

         In January 1998, the Partnership sold its property in Madison, Alabama, to a third party for $740,000 and received net sales proceeds of $696,486. Due to the fact that during 1997, the Partnership wrote off $13,314 in accrued rental income, representing a portion of the accrued rental income that the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was incurred for financial reporting purposes in January 1998 relating to this sale. This property was originally acquired by the Partnership in December 1993 and had a cost of approximately $659,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $37,500 in excess of its original purchase price. The Partnership intends to reinvest the net sales proceeds in an additional property.

         In January 1998, the Partnership sold one of its properties in Richmond, Virginia for $512,462 and received net sales proceeds of $512,246, resulting in a gain of $70,798 for financial reporting purposes. This property was originally acquired by the Partnership in March 1994 and had a cost of approximately $382,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $129,800 in excess of its original purchase price. The Partnership intends to reinvest the net sales proceeds in an additional property.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


3.       Net Investment in Direct Financing Leases:

         In January 1998, the Partnership sold its property in Madison, Alabama, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts (see Note 2).

4.       Restricted Cash:

         As of March 31, 1998, $318,592 in net proceeds from the sale of the right of way taking of the Property in Riviera Beach, Florida, and $1,208,732 in net proceeds from the sales of the properties in Madison, Alabama and Richmond, Virginia, plus accrued interest of $5,296, were being held in interest-bearing escrow accounts pending the release of funds by escrow agents to acquire additional properties.

5.       Commitment:

         During 1997, the Partnership entered into an agreement with the tenant of one of the Checkers properties in Richmond, Virginia, to sell the property. The anticipated sales price exceeds the Partnership's net carrying value attributable to the property. As of April 30, 1998, the sale had not occurred.

6.       Subsequent Event:

         In April 1998, the Partnership reached an agreement to accept $360,000 as the total sales price of the property in Riviera Beach, Florida, which was taken through a total right of way taking in December 1997. The Partnership had received $318,592 as of March 31, 1998 (see Note
         4). Upon agreement and receipt of the final sales price of $360,000, the Partnership recognized a gain of approximately $41,400 for financial reporting purposes.

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property, at a total cost of $1,052,552. The Partnership and its co-venture partner agreed to each contribute approximately $526,276. The Partnership and its co-venture partner each expect to have a 50 percent interest in the profits and losses of the joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 56 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,050,016 and $923,708 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1998.

         In January 1998, the Partnership sold its Property in Madison, Alabama, to a third party for $740,000 and received net sales proceeds of $696,486. Due to the fact that during 1997 the Partnership wrote off $13,314 in accrued rental income, representing a portion of the accrued rental income that the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was incurred for financial reporting purposes in January 1998 relating to this sale. This Property was originally acquired by the Partnership in December 1993 and had a cost of approximately $659,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $37,500 in excess of its original purchase price. As of March 31, 1998, the net sales proceeds of $696,486 plus accrued interest of $3,948, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property.

         In addition, in January 1998, the Partnership sold one of its properties in Richmond, Virginia for $512,462 and received net sales proceeds of $512,246, resulting in a gain of $70,798 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1994 and had a cost of approximately $382,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $129,800 in excess of its original purchase price. As of March 31, 1998, the net sales proceeds of $512,246 plus accrued interest of $1,348, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property.

         In addition, in September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. As of March 31, 1998, the Partnership had contributed $206,848 to the joint venture. Construction of the restaurant was completed in January 1998, and as of March 31, 1998 the Partnership owned a 39.94% interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1998, the Partnership had $1,322,671 invested in such short-term investments, as compared to $1,285,777 at December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,139,888 at March 31, 1998, from $995,467 at December 31, 1997, primarily as the result of an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During 1997, the Partnership entered into an agreement with the tenant of one of the Checkers Properties in Richmond, Virginia, to sell the Property. The anticipated sales price exceeds the Partnership's net carrying value attributable to the Property. As of April 30, 1998, the sale had not occurred.

         In April 1998, the Partnership reached an agreement to accept $360,000 as the total sales price of the Properties in Riviera Beach, Florida, which was taken through a total right of way taking in December 1997. The Partnership had received $318,592 as of March 31, 1998. Upon agreement and receipt of the final sales price of $360,000, the Partnership recognized a gain of approximately $41,400 for financial reporting purposes.

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property, at a total cost of $1,052,552. The Partnership and its co-venture partner agreed to each contribute approximately $526,276. The Partnership and its co-venture partner each expect to have a 50 percent interest in the profits and losses of the joint venture.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $928,130 for each of the quarters ended March 31, 1998 and 1997. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership owned and leased 50 wholly owned Properties (including one Property in Riviera Beach, Florida, sold through a total right of way taking in December 1997) and during the quarter ended March 31, 1998, the Partnership owned and leased 49 wholly owned Properties (including two Properties in Madison, Alabama and Richmond, Virginia, which were sold in January 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $959,496 and $979,060, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to a decrease in rental and earned income as a result of the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia and the 1997 right of way taking of the Property in Riviera Beach, Florida.

         In addition, during the quarters ended March 31, 1998 and 1997, the Partnership owned and leased nine and eight Properties, respectively, indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $82,505 and $75,246, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the Partnership investing in Kingston Joint Venture in September 1997.

         Operating expenses, including depreciation and amortization expense, were $161,490 and $176,576 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the fact that during 1997 the Partnership recorded bad debt expense of $14,000 relating to the Property in Akron, Ohio due to the tenant ceasing restaurant operations and vacating the Property. This Property was re-leased in September 1997 with rental income commencing in December 1997. No such expense was recorded during the quarter ended March 31, 1998.

         As a result of the sale of one of the Properties in Richmond, Virginia, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $70,798 for financial reporting purposes during the quarter ended March 31, 1998. No Properties were sold during the quarter ended March 31, 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 1998.


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