Form 10-Q
period 1998-06-30
CNL INCOME FUND XIV LTD
filed 1998-08-06
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

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

                                    CONTENTS






Part I                                                            Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                             1

             Condensed Statements of Income                       2

             Condensed Statements of Partners' Capital            3

             Condensed Statements of Cash Flows                   4

             Notes to Condensed Financial Statements              5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                8-12


Part II

  Other Information                                               13

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                         June 30,               December 31,
            ASSETS                         1998                     1997
                                        -----------             ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,464,303
  and $1,295,713                        $24,445,092            $25,217,725
Net investment in direct
  financing leases                        8,516,276              9,041,485
Investment in joint ventures              3,569,058              3,271,739
Cash and cash equivalents                 2,021,634              1,285,777
Restricted cash                             516,707                318,592
Receivables, less allowance for
  doubtful accounts of $27,679
  in 1998                                     3,990                 19,912
Prepaid expenses                             16,631                  7,915
Organization costs, less
  accumulated amortization of
  $9,599 and $8,599                             401                  1,401
Accrued rental income, less
  allowance for doubtful accounts
  of $9,458 and $6,295                    1,730,571              1,820,078
                                        -----------            -----------

                                        $40,820,360            $40,984,624
                                        ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     3,608            $    10,258
Accrued and escrowed real
  estate taxes payable                        6,847                 19,570
Distributions payable                       928,130                928,130
Due to related parties                        4,356                  7,853
Rents paid in advance                       109,501                 29,656
                                        -----------            -----------
    Total liabilities                     1,052,442                995,467

Commitment (Note 6)

Partners' capital                        39,767,918             39,989,157
                                        -----------            -----------

                                        $40,820,360            $40,984,624
                                        ===========            ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Six Months Ended
                                                              June 30,                             June 30,
                                                     1998             1997               1998              1997
                                                  ----------       ----------         ----------        -------
Revenues:
  Rental income from
    operating leases                              $  444,632       $  723,510         $1,161,909        $1,447,278
  Earned income from direct
    financing leases                                 218,056          254,713            460,275           510,005
  Interest and other income                           25,483           16,560             46,462            30,602
                                                  ----------       ----------         ----------        ----------
                                                     688,171          994,783          1,668,646         1,987,885
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    42,628           40,191             78,931            76,406
  Professional services                               10,695            5,796             16,877            11,584
  Bad debt expense                                        -                -                  -             14,000
  Management fees to
    related parties                                    9,280            9,736             18,786            19,290
  Real estate taxes                                    1,276            1,638              4,726             5,808
  State and other taxes                                   40               47             21,036            21,874
  Depreciation and
    amortization                                      85,053           85,033            170,106           170,055
                                                  ----------       ----------         ----------        ----------
                                                     148,972          142,441            310,462           319,017
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Gain on
  Sale of Land                                       539,199          852,342          1,358,184         1,668,868

Equity in Earnings of
  Joint Ventures                                      82,126           77,577            164,631           152,823

Gain on Sale of Land and
  Building                                            41,408               -             112,206                -
                                                  ----------       ----------         ----------        ---------

Net Income                                        $  662,733       $  929,919         $1,635,021        $1,821,691
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    6,214       $    9,299         $   15,228        $   18,217
  Limited partners                                   656,519          920,620          1,619,793         1,803,474
                                                  ----------       ----------         ----------        ----------

                                                  $  662,733       $  929,919         $1,635,021        $1,821,691
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.15       $     0.20         $     0.36        $     0.40
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000          4,500,000         4,500,000
                                                  ==========       ==========         ==========        ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Six Months Ended               Year Ended
                                       June 30,                  December 31,
                                         1998                        1997
                                   ----------------              --------

General partners:
  Beginning balance                 $   146,640                 $   109,981
  Net income                             15,228                      36,659
                                    -----------                 -----------
                                        161,868                     146,640
                                    -----------                 -----------

Limited partners:
  Beginning balance                  39,842,517                  39,925,756
  Net income                          1,619,793                   3,629,281
  Distributions ($0.41 and
    $0.83 per limited partner
    unit, respectively)              (1,856,260)                 (3,712,520)
                                    -----------                 -----------
                                     39,606,050                  39,842,517
                                    -----------                 -----------

Total partners' capital             $39,767,918                 $39,989,157
                                    ===========                 ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    Six Months Ended
                                                         June 30,
                                              1998                     1997
                                           ----------               ---------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                           $1,845,728               $1,807,883
                                           ----------               ----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                      1,250,140                       -
        Investment in joint venture          (310,097)                      -
        Return of capital from joint
          venture                                  -                    51,950
        Increase in restricted cash          (193,654)                      -
                                           ----------               ---------
            Net cash provided by
              investing activities            746,389                   51,950
                                           ----------               ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                         (1,856,260)              (1,856,260)
                                           ----------               ----------
            Net cash used in
              financing activities         (1,856,260)              (1,856,260)
                                           ----------               ----------

Net Increase in Cash and Cash
  Equivalents                                 735,857                    3,573

Cash and Cash Equivalents at
  Beginning of Period                       1,285,777                1,462,012
                                           ----------               ----------

Cash and Cash Equivalents at
  End of Period                            $2,021,634               $1,465,585
                                           ==========               ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period              $  928,130               $  928,130
                                           ==========               ==========








            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1997.

2.       Land and Buildings on Operating Leases:

         During the six months ended June 30, 1998, the Partnership sold its properties in Madison, Alabama and Richmond, Virginia, to third parties, for a total of $1,252,462 and received net sales proceeds of $1,208,732, resulting in a total gain of $70,798 for financial reporting purposes. These properties were originally acquired by the Partnership in 1993 and 1994 and had costs totalling approximately $1,041,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $167,300 in excess of their original purchase prices.

         In addition, in April 1998, the Partnership reached an agreement to accept $360,000 for the property in Riviera Beach, Florida, which was taken through a right of way taking in December 1997. The Partnership had received preliminary sales proceeds of $318,592 as of December 31, 1997. Upon agreement and receipt of the final sales price of $360,000, the Partnership recognized a gain of $41,408 for financial reporting purposes. This property was originally acquired by the Partnership in 1994 and had a cost of approximately $276,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for a total of approximately $83,600 in excess of its original purchase price. The Partnership intends to reinvest the net sales proceeds from the sale of this property in an additional property.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


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

4.       Investment in Joint Ventures:

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property, at a total cost of $1,052,552. As of June 30, 1998, the Partnership and its co-venture partner had each contributed $236,535 to purchase land relating to the joint venture. The Partnership agreed to contribute approximately $289,700 in additional construction costs to the joint venture. The Partnership expects to have a 50 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         As of June 30, 1998, Attalla Joint Venture, Salem Joint Venture, Kingston Joint Venture and Melbourne Joint Venture each owned and leased one property, and Wood-Ridge Real Estate Joint Venture owned and leased six properties, to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                June 30,       December 31,
                                                  1998             1997

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation               $6,398,783       $6,008,240
                  Net investment in direct
                    financing lease               362,702          364,479
                  Cash                              7,037           13,842
                  Receivables                       4,760            2,571
                  Accrued rental income           195,534          150,621
                  Other assets                      1,555            1,257
                  Liabilities                      22,587          231,061
                  Partners' capital             6,947,784        6,309,949
                  Revenues                        387,801          712,004
                  Net income                      319,053          588,835

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


4.       Investment in Joint Ventures - Continued:

         The Partnership recognized income totalling $164,631 and $152,823 for the six months ended June 30, 1998 and 1997, respectively, from these joint ventures, $82,126 and $77,577 of which was earned for the quarters ended June 30, 1998 and 1997, respectively.

5.       Restricted Cash:

         As of June 30, 1998, $512,246 in net sales proceeds from the sale of the Property in Richmond, Virginia, plus accrued interest of $4,461, were being held in an interest-bearing escrow account pending the release of funds by an escrow agent to acquire an additional property.

6.       Subsequent Event:

         In July 1998, the Partnership sold its property in Richmond, Virginia, to a third party for $415,000 and received net sales proceeds of $397,970. Due to the fact that at June 30, 1998, the Partnership wrote off $12,829 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles), no gain or loss will be recorded for financial reporting purposes relating to the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 56 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,845,728 and $1,807,883 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In January 1998, the Partnership sold its Property in Madison, Alabama, to a third party for $740,000 and received net sales proceeds of $696,486. Due to the fact that during 1997 the Partnership wrote off $13,314 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles), no gain or loss was incurred for financial reporting purposes in January 1998 relating to this sale. This Property was originally acquired by the Partnership in December 1993 and had a cost of approximately $659,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $37,500 in excess of its original purchase price. In April 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Madison, Alabama in a joint venture arrangement as described below. The Partnership intends to use the remaining proceeds to invest in an additional Property or for other Partnership purposes. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In addition, in January 1998, the Partnership sold one of its Properties in Richmond, Virginia for $512,462 and received net sales proceeds of $512,246, resulting in a gain of $70,798 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1994 and had a cost of approximately $382,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $129,800 in excess of its original purchase price. As of June 30, 1998, the net sales proceeds of $512,246 plus accrued interest of $4,461, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The Partnership intends to reinvest the net sales proceeds from the sale of the Property in Richmond, Virginia in an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Richmond, Virginia, and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In addition, in April 1998, the Partnership reached an agreement to accept $360,000 for the Property in Riviera Beach, Florida, which was taken through a right of way taking in December 1997. The Partnership had received preliminary sales proceeds of $318,592 as of December 31, 1997. Upon agreement and receipt of the final sales price of $360,000, the Partnership recognized a gain of $41,408 for financial reporting purposes. This Property was originally acquired by the Partnership in 1994 and had a cost of approximately $276,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for a total of approximately $83,600 in excess of its original purchase price. The Partnership intends to reinvest the net sales proceeds from the sale of this Property in an additional Property.

         In April 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Madison, Alabama to Melbourne Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property, at a total cost of $1,052,552. As of June 30, 1998, the Partnership and its co-venture partner had each contributed $236,535 to purchase land relating to the joint venture. The Partnership agreed to contribute approximately $289,700 in additional construction costs to the joint venture. The Partnership expects to have a 50 percent interest in the profits and losses of the joint venture.

         In addition, in September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. Construction of the restaurant was completed in January 1998. As of June 30, 1998, the Partnership had contributed $206,848 to the joint venture and owned a 39.94% interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1998, the Partnership had $2,021,634 invested in such short-term investments, as compared to $1,285,777 at December 31, 1997. The increase in cash is primarily attributable to the receipt of net sales proceeds relating to the sale of the Property in Madison, Alabama, net of the amount reinvested in Melbourne Joint Venture, as described above. In addition, the increase in cash is partially attributable to the release of funds held in escrow at December 31, 1997 relating to the right of way taking of the Property in Riviera Beach, Florida, as described above. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs and to acquire additional Properties.

         Total liabilities of the Partnership, including distributions payable, increased to $1,052,442 at June 30, 1998, from $995,467 at December 31, 1997, primarily as the result of an increase in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In July 1998, the Partnership sold its Property in Richmond, Virginia to a third party for $415,000 and received net sales proceeds of $397,970. Due to the fact that at June 30, 1998, the Partnership wrote off $12,829 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles), no gain or loss will be recorded for financial reporting purposes relating to the sale. The Partnership intends to reinvest the net sales proceeds in an additional Property. The general partners believe that the transaction or a portion thereof, relating to the sale of this Property and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,856,260 for each of the six months ended June 30, 1998 and 1997 ($928,130 for each of the quarters ended June 30, 1998 and 1997).

This represents distributions for each applicable six months of $0.41 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership owned and leased 50 wholly owned Properties (including one Property in Riviera Beach, Florida, sold through a right of way taking in December 1997) and during the six months ended June 30, 1998, the Partnership owned and leased 49 wholly owned Properties (including two Properties in Madison, Alabama and Richmond, Virginia, which were sold in January 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $1,622,184 and $1,957,283, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $662,688 and $978,223 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the fact that in June 1998, the tenant of the Properties in Albemarle and Shelby, North Carolina; Las Vegas, Nevada and Stockbridge, Georgia filed bankruptcy and rejected the leases relating to these Properties. As a result, the Partnership wrote off approximately $263,000 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also established an allowance for doubtful accounts during the quarter and six months ended June 30, 1998, of approximately $27,700 for rental and earned income amounts due from these tenants, due to the fact that collection of such amounts is questionable. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         In addition, the decrease in rental and earned income during the quarter and six months ended June 30, 1998, is partially attributable to a decrease in rental and earned income as a result of the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia and the 1997 right of way taking of the Property in Riviera Beach, Florida.

         In addition, during the six months ended June 30, 1997, the Partnership owned and leased eight Properties and during the six months ended June 30, 1998, the Partnership owned and leased nine Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $164,631 and $152,823, respectively, attributable to net income earned by these joint ventures, $82,126 and $77,577 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the Partnership investing in Kingston Joint Venture in September 1997.

         Operating expenses, including depreciation and amortization expense, were $310,462 and $319,017 for the six months ended June 30, 1998 and 1997, respectively, of which $148,972 and $142,441 were incurred for the quarters ended June 30, 1998 and 1997, respectively. The decrease in operating expenses during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily attributable to the fact that during 1997 the Partnership recorded bad debt expense of $14,000 relating to the Property in Akron, Ohio due to the tenant ceasing restaurant operations and vacating the Property. This Property was re-leased to a new tenant in September 1997 with rental income commencing in December 1997. No such expense was recorded during the six months ended June 30, 1998.

         As a result of the sale of the Property in Richmond, Virginia during the six months ended June 30, 1998, and the receipt of proceeds from the right of way taking of the Property in Riviera Beach, Florida, during the quarter and six months ended June 30, 1998, as described above in "Liquidity and Capital Resources," the Partnership recognized gains of $41,408 and $112,206 for financial reporting purposes during the quarter and six months ended June 30, 1998, respectively. No Properties were sold during the quarter and six months ended June 30, 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of August, 1998.


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