Form 10-Q
period 1998-09-30
CNL INCOME FUND XIV LTD
filed 1998-11-12
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              ----------------------------------------------------


                             Commission file number
                                     0-23974
                          ----------------------------


                            CNL Income Fund XIV, Ltd.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                 59-3143096
       (State of other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)                Identification No.)


           400 E. South Street
             Orlando, Florida                               32801
 (Address of principal executive offices)                (Zip Code)


        Registrant's telephone number
        (including area code)                          (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                          Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                 1

       Condensed Statements of Income                           2

       Condensed Statements of Partners' Capital                3

       Condensed Statements of Cash Flows                       4

       Notes to Condensed Financial Statements                  5-8

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                         9-15


Part II

    Other Information                                           16

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                   September 30,            December 31,
                                                                        1998                    1997
                                                                  -----------------       ------------------
                       ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $1,571,136
    and $1,295,713                                                     $26,043,665             $25,217,725
Net investment in direct financing leases                                6,392,118               9,041,485
Investment in joint ventures                                             3,633,822               3,271,739
Cash and cash equivalents                                                2,293,184               1,285,777
Restricted cash                                                            398,539                 318,592
Receivables, less allowance for doubtful
    accounts of $5,013 in 1998                                                  --                  19,912
Prepaid expenses                                                            13,689                   7,915
Organization costs, less accumulated
    amortization of  $10,000 and $8,599                                          --                   1,401
Accrued rental income, less allowance for
    doubtful accounts of $11,040 and $6,295                              1,795,945               1,820,078
                                                                  -----------------       -----------------

                                                                       $40,570,962             $40,984,624
                                                                  =================       =================


               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                   $         1,234          $       10,258
Accrued and escrowed real estate
    taxes payable                                                           42,751                  19,570
Distributions payable                                                      928,130                 928,130
Due to related parties                                                       5,929                   7,853
Rents paid in advance                                                       35,561                  29,656
                                                                  -----------------       -----------------
       Total liabilities                                                 1,013,605                 995,467

Partners' capital                                                       39,557,357              39,989,157
                                                                  -----------------       -----------------

                                                                       $40,570,962             $40,984,624
                                                                  =================       =================



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended                      Nine Months Ended
                                                           September 30,                        September 30,
                                                      1998              1997               1998               1997
                                                   -----------       ------------       -----------        -----------
Revenues:
    Rental income from operating
       leases                                      $  682,180         $  723,524        $2,107,058         $2,170,802
    Adjustment to accrued rental income               (14,350 )               --          (277,319 )               --
    Earned income from direct
       financing leases                               184,522            254,117           644,797            764,122
    Interest and other income                          26,585             12,765            73,047             43,367
                                                  ------------       ------------      ------------       ------------
                                                      878,937            990,406         2,547,583          2,978,291
                                                  ------------       ------------      ------------       ------------
Expenses:
    General operating and
       administrative                                  51,444             35,386           130,375            111,792
    Professional services                               5,632              7,006            22,509             18,590
    Bad debt expense                                       --                 --                --             14,000
    Management fees to related parties                  8,842              9,573            27,628             28,863
    Real estate taxes                                  41,562              1,384            46,288              7,192
    State and other taxes                               1,462                 --            22,498             21,874
    Loss on termination of direct
       financing lease                                 21,873                 --            21,873                 --
    Depreciation and amortization                     107,492             85,053           277,598            255,108
                                                  ------------       ------------      ------------       ------------
                                                      238,307            138,402           548,769            457,419
                                                  ------------       ------------      ------------       ------------

Income Before Equity in Earnings
    of Joint Ventures and Gain on Sale of
    Land and Building                                 640,630            852,004         1,998,814          2,520,872

Equity in Earnings of Joint Ventures                   76,939             78,381           241,570            231,204

Gain on Sale of Land and Building                          --                 --           112,206                 --
                                                  ------------       ------------      ------------       ------------

Net Income                                         $  717,569        $   930,385        $2,352,590        $ 2,752,076
                                                  ============       ============      ============       ============

Allocation of Net Income:
    General partners                               $    7,175        $     9,304        $   22,403        $    27,521
    Limited partners                                  710,394            921,081         2,330,187          2,724,555
                                                  ------------       ------------      ------------       ------------

                                                   $  717,569        $   930,385        $2,352,590        $ 2,752,076
                                                  ============       ============      ============       ============

Net Income Per Limited Partner Unit                $     0.16        $      0.20        $     0.52        $      0.61
                                                  ============       ============      ============       ============

Weighted Average Number of Limited
    Partner Units Outstanding                       4,500,000          4,500,000         4,500,000          4,500,000
                                                  ============       ============      ============       ============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                  Nine Months Ended                Year Ended
                                                                    September 30,                  December 31,
                                                                         1998                         1997
                                                              ---------------------------        ----------------
  General partners:
      Beginning balance                                              $     146,640                 $     109,981
      Net income                                                            22,403                        36,659
                                                                   ----------------              ----------------
                                                                           169,043                       146,640
                                                                   ----------------              ----------------
  Limited partners:
      Beginning balance                                                 39,842,517                    39,925,756
      Net income                                                         2,330,187                     3,629,281
      Distributions ($0.62 and
         $0.83 per limited partner
         unit, respectively)                                            (2,784,390 )                  (3,712,520 )
                                                                   ----------------              ----------------
                                                                        39,388,314                    39,842,517
                                                                   ----------------              ----------------

  Total partners' capital                                              $39,557,357                   $39,989,157
                                                                   ================              ================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,610,638            $  2,782,288
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                         1,648,110                      --
         Investment in joint venture                                      (387,573 )               (77,277 )
         Return of capital from joint venture                                   --                  51,950
         Increase in restricted cash                                       (79,378 )                    --
                                                                   ----------------         ---------------
             Net cash provided by (used in)
                investing activities                                     1,181,159                 (25,327 )
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,784,390 )            (2,784,390 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,784,390 )            (2,784,390 )
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                           1,007,407                 (27,429 )

Cash and Cash Equivalents at Beginning
   of Period                                                             1,285,777               1,462,012
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of Period                            $  2,293,184            $  1,434,583
                                                                   ================         ===============

Supplemental Schedule of Non-Cash
   Investing and Financing Activities:

         Net investment in direct financing
             leases reclassified to land and
             buildings on operating leases as a
             result of lease termination                              $  2,084,141            $         --
                                                                   ================         ===============

         Distributions declared and unpaid at
             end of period                                           $     928,130           $     928,130
                                                                   ================         ===============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.       Land and Buildings on Operating Leases:

         During the nine months ended September 30, 1998, the Partnership sold its property in Madison, Alabama and two properties in Richmond, Virginia, to third parties for a total of $1,667,462 and received net sales proceeds of $1,606,702, resulting in a total gain of $70,798 for financial reporting purposes. These properties were originally acquired by the Partnership in 1993 and 1994, and had costs totalling approximately $1,393,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $213,300 in excess of their original purchase prices.

         In addition, in April 1998, the Partnership reached an agreement to accept $360,000 for the property in Riviera Beach, Florida, which was taken through a right of way taking in December 1997. The Partnership had received preliminary sales proceeds of $318,592 as of December 31, 1997. Upon agreement of the final sales price of $360,000, and receipt of the remaining sales proceeds of $41,408, the Partnership recognized a gain of $41,408 for financial reporting purposes. This property was originally acquired by the Partnership in 1994 and had a cost of approximately $276,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for a total of approximately $83,600 in excess of its original purchase price.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997

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

         During the nine months ended September 30, 1998, four of the Partnership's leases with Long John Silver's Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $21,873 for financial reporting purposes.

4.       Investment in Joint Ventures:

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property, at a total cost of $1,052,552. As of September 30, 1998, the Partnership had contributed $314,011 to purchase land and pay for construction costs relating to the joint venture. The Partnership has agreed to contribute approximately $212,300 in additional construction costs to the joint venture. The Partnership will have an approximate 50 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


4.       Investment in Joint Ventures - Continued:

         As of September 30, 1998, Attalla Joint Venture, Salem Joint Venture, Kingston Joint Venture and Melbourne Joint Venture, each owned and leased one property, and WoodRidge Real Estate Joint Venture owned and leased six properties, to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                                   September 30,           December 31,
                                                                        1998                   1997
                                                                 -------------------    -------------------
                   Land and buildings on
                       operating leases, less
                       accumulated depreciation                         $6,673,070             $6,008,240
                   Net investment in direct
                       financing lease                                     361,764                364,479
                   Cash                                                      2,783                 13,842
                   Receivables                                              20,884                  2,571
                   Accrued rental income                                   212,017                150,621
                   Other assets                                              1,153                  1,257
                   Liabilities                                             195,521                231,061
                   Partners' capital                                     7,076,150              6,309,949
                   Revenues                                                582,901                712,004
                   Net income                                              467,698                588,835

         The Partnership recognized income totalling $241,570 and $231,204 for the nine months ended September 30, 1998 and 1997, respectively, from these joint ventures, $76,939 and $78,381 of which was earned for the quarters ended September 30, 1998 and 1997, respectively.

5.       Restricted Cash:

         As of September 30, 1998, $397,970 in net sales proceeds from the sale of one of the Properties in Richmond, Virginia, plus accrued interest of $569, were being held in an interest-bearing escrow account pending the release of funds by an escrow agent to acquire an additional property.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


6.       Subsequent Event:

         In October 1998, the Partnership reinvested approximately $1,533,100 of the net sales proceeds it received from the sales of the properties in Richmond, Virginia and the right of way taking of the property in
         Riviera Beach, Florida, and a portion of the net sales proceeds it received from the sale of the property in Madison, Alabama, in a Bennigan's property located in Fayetteville, North Carolina. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases. The Partnership acquired the Bennigan's property from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the property, including closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 56 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         During the nine months ended September 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $2,610,623 and $2,782,288, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         During the nine months ended September 30, 1998, the Partnership sold its Property in Madison, Alabama and two Properties in Richmond, Virginia, to third parties, for a total of $1,667,462 and received net sales proceeds of $1,606,702, resulting in a total gain of $70,798 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1993 and 1994, and had costs totaling approximately $1,393,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for a total of approximately $213,300 in excess of their original purchase prices. During the nine months ended September 30, 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Madison, Alabama in a joint venture arrangement, as described below. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In addition, in April 1998, the Partnership reached an agreement to accept $360,000 for the Property in Riviera Beach, Florida, which was taken through a right of way taking in December 1997. The Partnership had received preliminary sales proceeds of $318,592 as of December 31, 1997. Upon agreement of the final sales price of $360,000, and receipt of the remaining sales proceeds of $41,408, the Partnership recognized a gain of $41,408 for financial reporting purposes. This Property was originally acquired by the Partnership in 1994 and had a cost of approximately $276,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for a total of approximately $83,600 in excess of its original purchase price. In October 1998, the Partnership reinvested the net sales proceeds from the right of way taking of the Property in Riviera Beach, Florida in a Property in Fayetteville, North Carolina, as described below.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant Property. Construction of the restaurant was completed in January 1998. As of September 30, 1998, the Partnership had contributed $206,848 to the joint venture and owned a 39.94% interest in the profits and losses of the joint venture. In addition, in April 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Madison, Alabama in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant Property, at a total cost of $1,052,552. As of September 30, 1998, the Partnership had contributed $314,011 to purchase land and pay for construction costs relating to the joint venture. The Partnership has agreed to contribute approximately $212,300 in additional construction costs to the joint venture. The Partnership will have an approximate 50 percent interest in the profits and losses of the joint venture.

         As of September 30, 1998, the net sales proceeds from the sale of one of the Properties in Richmond, Virginia were being held in an interest bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. In October 1998, the Partnership reinvested these net sales proceeds, along with additional funds, in a Property in Fayetteville, North Carolina, as described below.

         In October 1998, the Partnership reinvested approximately $1,533,100 of the net sales proceeds it received from the sales of the Properties in Richmond, Virginia and the right of way taking of the Property in Riviera Beach, Florida, and a portion of the net sales proceeds it received from the sale of the Property in Madison, Alabama, in a Bennigan's Property located in Fayetteville, North Carolina. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases. The Partnership acquired the Bennigan's Property from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

         Currently, cash reserves and rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1998, the Partnership had $2,293,184 invested in such short-term investments, as compared to $1,285,777 at December 31, 1997. The increase in cash is primarily attributable to the receipt of net sales proceeds relating to the sales of one of the Properties in Richmond, Virginia and the Property in Madison, Alabama, net of the amount reinvested in Melbourne Joint Venture, as described above. In addition, the increase in cash is partially attributable to the release of funds held in escrow at December 31, 1997 relating to the right of way taking of the Property in Riviera Beach, Florida, as described above. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs and to acquire additional Properties.

         Total liabilities of the Partnership, including distributions payable, increased to $1,013,605 at September 30, 1998, from $995,467 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,784,390 for each of the nine months ended September 30, 1998 and 1997 ($928,130 for each of the quarters ended September 30, 1998 and 1997). This represents distributions for each applicable nine months of $0.62 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership owned and leased 50 wholly owned Properties (including one Property in Riviera Beach, Florida, sold through a right of way taking in December 1997) and during the nine months ended September 30, 1998, the Partnership owned and leased 49 wholly owned Properties (including two Properties in Richmond, Virginia, and one Property in Madison, Alabama, which were sold during 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $2,474,536 and $2,934,924, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $852,352 and $977,641 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the fact that in June 1998, the Partnership stopped receiving rental income from the tenant, Long John Silver's Inc., which filed for bankruptcy and rejected the leases relating to four Properties. In addition, during the nine months ended September 30, 1998, the Partnership wrote off approximately $265,000 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these four Properties. The general partners are currently seeking either replacement tenants or purchasers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until replacement tenants for these Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         In addition, the decrease in rental and earned income during the quarter and nine months ended September 30, 1998, is partially attributable to a decrease in rental and earned income as a result of the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia and the 1997 right of way taking of the Property in Riviera Beach, Florida. The decrease in rental and earned income during the quarter and nine months ended September 30, 1998, is also partially due to the fact that the Partnership wrote off approximately $12,100 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to one of the Properties in Richmond, Virginia to adjust the carrying value of the asset to the net sales proceeds received from the sale of this Property. In October 1998, the Partnership reinvested the majority of the net sales proceeds from these Properties in a Property in Fayetteville, North Carolina, as described above in "Liquidity and Capital Resources." Consequently, the Partnership expects the decrease in rental and earned income relating to the sales of these Properties to be partially offset by an increase in rental and earned income relating to the acquisition of the Property in Fayetteville, North Carolina, during the remainder of 1998 and in subsequent years.

         In addition, during the nine months ended September 30, 1997, the Partnership owned and leased nine Properties and during the nine months ended September 30, 1998, the Partnership owned and leased ten Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $241,570 and $231,204, respectively, attributable to net income earned by these joint ventures, $76,939 and $78,381 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures during nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily attributable to the Partnership investing in Kingston Joint Venture in September 1997.

         In addition, during the nine months ended September 30, 1998 and 1997, the Partnership earned $73,047 and $43,367, respectively in interest and other income, $26,585 and $12,765 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in interest and other income for the quarter and nine months ended September 30, 1998 is primarily due to an increase in interest income earned on net sales proceeds relating to the sales of several Properties during 1998 described above, pending the reinvestment of the net sales proceeds in additional Properties.

         Operating expenses, including depreciation and amortization expense, were $548,769 and $457,419 for the nine months ended September 30, 1998 and 1997, respectively, of which $238,307 and $138,402 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that the Partnership accrued insurance and real estate tax expenses as a result of Long John Silver's Inc. filing for bankruptcy and rejecting the leases relating to four Properties in June 1998. In connection with the bankruptcy, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $21,873 for financial reporting purposes during the quarter and nine months ended September 30, 1998. No such loss was recorded during the quarter and nine months ended September 30, 1997. In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1998, is partially attributable to an increase in depreciation expense due to the fact that during the quarter and nine months ended September 30, 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance relating to these Properties until new tenants or purchasers are located. The Partnership is currently seeking either new tenants or purchasers for these Properties.

         As a result of the sales of several Properties and the receipt of proceeds from the right of way taking of the Property in Riviera Beach, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized gains totaling $112,206 for financial reporting purposes during the nine months ended September 30, 1998. No Properties were sold during the nine months ended September 30, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 11th day of November, 1998.


                          CNL INCOME FUND XIV, LTD.

                           By: CNL REALTY CORPORATION
                                 General Partner


                                 By:  /s/ James M. Seneff, Jr.
                                      -------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                 By:  /s/ Robert A. Bourne
                                      -------------------------------
                                      ROBERT A. BOURNE
                                      President and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)