Form 10-K405
period 1998-12-31
CNL INCOME FUND XIV LTD
filed 1999-03-31
CIK 893571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,500,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,606,055 and were used to acquire 54 Properties, including 18 Properties consisting of land only and four Properties owned by joint ventures in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,475,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of the Checkers Property in Knoxville, Tennessee, and the Checkers Property in Dallas, Texas, exercised its option in accordance with the lease agreements to substitute two other Properties for the Knoxville, Tennessee and Dallas, Texas Properties. The Partnership sold the Knoxville and Dallas Properties to the tenant and used the net sales proceeds to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. During the year ended December 31, 1997, the Port of Palm Bay took possession of the Property in Riviera Beach, Florida through a total right of way taking. In addition, during the year ended December 31, 1997, Wood Ridge Real Estate Joint Venture reinvested the remaining proceeds from the sales of the two Properties in 1996, in a Taco Bell Property in Anniston, Alabama. In addition, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with affiliates of the General Partners. During the year ended December 31, 1998, the Partnership sold one Property in Madison, Alabama and two Properties in Richmond, Virginia, and reinvested these proceeds along with the proceeds from the right of way taking in December 1997 of the Property in Riviera Beach, Florida, in a Property in Fayetteville, North Carolina, and in a joint venture arrangement, Melbourne Joint Venture with an affiliate of the General Partners. As a result of the above transactions, as of December 31, 1998, the Partnership currently owned 57 Properties, including 15 wholly owned Properties consisting of land only and interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer. The lessee of the 15 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Substantially all of the leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 15 to 20 years (the average being approximately 19 years) and expire between 2007 and 2018. The leases are, in general, on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,900 to $203,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

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

         The leases for the 15 wholly owned Properties consisting of only land are substantially the same as those described above except that the leases relate solely to the land associated with the Property, with the tenant owning the buildings currently on the land and having the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

         In October 1998, the Partnership reinvested the net sales proceeds from the sales of several Properties, in a Property located in Fayetteville, North Carolina. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above in the first two paragraphs of this section.

         In June 1998 and in January 1999, three tenants, Long John Silver's, Inc., Finest Foodservice, L.L.C., and BC Superior, L.L.C., filed for bankruptcy and rejected the leases relating to six (four Long John Silver's and two Boston Markets) of their eleven leases (including two Properties held by Woodridge Real Estate Joint Venture) and ceased making rental payments to the Partnership on the rejected leases. In December 1998, January and February 1999, the Partnership entered into new leases for three of the six vacant Properties. In connection therewith, the tenant for each Property has agreed to pay for all costs necessary to convert these Properties into different restaurant concepts. Conversion of these Properties is expected to be completed early in 1999. The lease terms for each Property are substantially the same as the Partnership's other leases as described above. The Partnership will not recognize rental and earned income from the remaining three vacant Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While the tenants have not rejected or affirmed the remaining five leases, there can be no assurance that some or all of these leases will not be rejected in the future. As of March 11, 1999, the Partnership has continued receiving rental payments relating to the five leases not rejected by the tenants. The lost revenues resulting from the three remaining vacant Properties, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the remaining three Properties.

Major Tenants

         During 1998, five lessees of the Partnership, Flagstar Enterprises, Inc., Foodmaker, Inc., Long John Silver's, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from ten Properties owned by joint ventures). As of December 31, 1998, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants (excluding four restaurants for which this tenant rejected the leases as a result of filing for bankruptcy, as described above), Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 15 restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, that Flagstar Enterprises, Inc., Foodmaker, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, six Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers, and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental income during 1998 (including the Partnership's share of rental income from ten Properties owned by joint ventures). During 1998, Long John Silver's, Inc. filed for bankruptcy, as described above. In 1999, it is anticipated that Hardee's, Denny's, Jack in the Box, Checkers, and Golden Corral each will account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         As of January 1, 1998, the Partnership had entered into three separate joint venture arrangements, Attalla Joint Venture, Salem Joint Venture, and CNL Kingston Joint Venture, with affiliates of the General Partners to purchase, construct, and hold three Properties and has entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with an affiliate of the General Partners to purchase and hold six Properties. In April 1998, the Partnership entered into an additional joint venture arrangement, Melbourne Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         Wood Ridge Real Estate Joint Venture, Attalla Joint Venture, and Salem Joint Venture each have an initial term of 30 years and CNL Kingston Joint Venture, and Melbourne Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture unless agreed to by mutual agreement of the Partnership and its joint venture partners to reinvest the sales proceeds in replacement Properties, and by mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership shares management control equally with an affiliate of the General Partners for Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, and Melbourne Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, and Melbourne Joint Venture is distributed 50 percent, 50 percent, 72.2%, 39.94%, and 50 percent, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 57 Properties, located in 16 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,900 to 100,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 15 Checkers Properties owned by the Partnership and the Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases six Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $69,500 (ranging from approximately $59,100 to $81,800).

         Foodmaker, Inc. leases six Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2011) and the average minimum base annual rent is approximately $85,300 (ranging from approximately $62,700 to $103,200).

         Long John Silver's, Inc. leases five Long John Silver's restaurants (excluding four other Properties which were rejected by this tenant as described above in Item 1. Business -- Leases). The initial term of each lease is 20 years (expiring in 2014) and the average minimum base annual rent is approximately $79,500 (ranging from approximately $50,500 to $90,000).

         Checkers Drive-In Restaurants, Inc. leases 15 Checkers restaurants. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $33,800 (ranging from approximately $18,900 to $54,500). The tenant owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease term.

         In addition, Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2011) and the average minimum base annual rent is approximately $143,000 (ranging from approximately $108,400 to $203,600).

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 3,013 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                         1998 (1)                                 1997 (1)
                             ----------------------------------       ----------------------------------
                              High         Low        Average          High        Low         Average
                             --------    --------    ----------       -------     -------     ----------
         First Quarter         $9.50       $7.95         $8.99         $9.50       $8.21          $9.19
         Second Quarter         9.95        8.75          9.32          8.60        6.90           7.85
         Third Quarter           (2)         (2)           (2)          9.50        8.03           8.66
         Fourth Quarter         9.06        9.00          9.03          9.50        7.50           8.76

(1)      A total of 29,373 and 39,387 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1998  and  1997,
         respectively.

(2) No transfers of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,712,520, to the Limited Partners. Distributions of $928,130 were declared at the close of each of the Partnership's calendar quarters during 1998 and 1997. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data

                                           1998           1997           1996            1995            1994
                                       -------------  -------------- -------------- ---------------  --------------
Year ended December 31:
     Revenues (1)                       $ 3,831,810    $ 4,268,693     $ 4,503,039     $ 4,406,707     $ 3,371,695
     Net income (2)                       3,199,087      3,665,940       3,916,329       3,751,237       2,932,075
     Cash distributions declared          3,712,520      3,712,520       3,712,522       3,628,130       2,850,554
     Net income per Unit (2) (3)               0.70           0.81            0.86            0.83            0.66
     Cash distributions declared
        per Unit (3)                           0.83           0.83            0.83            0.81            0.65

At December 31:
     Total assets                       $40,538,159    $40,984,624     $41,045,849     $40,838,104     $40,866,591
     Partners' capital                   39,475,724     39,989,157      40,035,737      39,831,930      39,708,823

(1)      Revenues   include  equity  in  earnings  of  the  joint  ventures  and adjustments to accrued rental income due to the tenants of certain Properties filing for bankruptcy.

(2) Net income for the year ended December 31, 1998 includes $37,155 for a provision for loss on building and $112,206 from gains on sales of land and buildings. Net income for the year ended December 31, 1995, includes $66,518 from loss on sale of land.

(3)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during each of the years ended December 31, 1998, 1997, 1996, 1995, and 1994.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 57 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1998, 1997, and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,514,544, $3,606,190, and $3,706,296 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in cash from operations during 1998 and 1997, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

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

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same General Partners, to construct and hold one restaurant Property. As of December 31, 1998, the Partnership owned a 39.94% interest in the profits and losses of the joint venture.

         In January 1998, the Partnership sold its Property in Madison, Alabama and two Properties in Richmond, Virginia, to third parties for a total of $1,667,462 and received net sales proceeds of $1,606,702, resulting in a total gain of $70,798 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1993 and 1994, and had costs totaling approximately $1,393,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for a total of $213,300 in excess of their original purchase prices. In April 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Madison, Alabama in a joint venture arrangement, as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from these sales.

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

         In addition, in April 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Madison, Alabama, as described above, in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property, at a total cost of $1,052,552. During 1998, the Partnership contributed amounts to purchase land and pay for construction costs relating to the joint venture and has agreed to contribute additional amounts in 1999 for additional construction costs. When funding is completed, the Partnership expects to have an approximate 50 percent interest in the profits and losses of the joint venture. As of December 31, 1998, the Partnership had a 50 percent interest in the profits and losses of this joint venture.

         In October 1998, the Partnership reinvested approximately $1,537,000 of the net sales proceeds it received from the sales of the Properties in Richmond, Virginia, the right of way taking of the Property in Riviera Beach, Florida, and a portion of the net sales proceeds it received from the sale of the Property in Madison, Alabama, along with additional funds held as cash and cash equivalents at December 31, 1997, in a Property located in Fayetteville, North Carolina. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1998, the Partnership had $949,056 invested in such short-term investments as compared to $1,285,777 at December 31, 1997. The decrease in cash is primarily attributable to the Partnership investing a portion of the amounts held at December 31, 1997 in a Property in Fayetteville, North Carolina, as described above. The funds remaining at December 31, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs. Total liabilities at December 31, 1998, to the extent they exceed cash and cash equivalents at December 31, 1998, will be paid from future cash from operations, and in the event the General Partners elect to make additional contributions, from future General Partner contributions.

         During 1998, 1997, and 1996, the affiliates incurred on behalf of the Partnership $113,352, $87,695, and $94,152, respectively, for certain operating expenses. At December 31, 1998 and 1997, the Partnership owed $25,432 and $7,853, respectively, to affiliates for such amounts and accounting and administrative services and management fees. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,037,003 at December 31, 1998, from $987,614 at December 31, 1997, primarily as a result of an increase in rents paid in advance at December 31, 1998. Liabilities, at December 31, 1998, to the extent they exceed cash and cash equivalents at December 31, 1998, will be paid from future cash from operations.

         Based primarily on current and future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,520, $3,712,520 and $3,712,522 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $0.83 per Unit for each of the years ended December 31, 1998, 1997, and 1996. No amounts distributed or to be distributed to the Limited Partners for the years ended 1998, 1997, and 1996 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,313,041 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,435,559 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         The Partnership owned and leased 50 wholly owned Properties during 1998, 1997, and 1996 (including one Property in Riviera Beach, Florida which was condemned through a total right of way taking in December 1997 and two Properties in Richmond, Virginia and one Property in Madison, Alabama, each sold during the year ended December 31, 1998). In addition, during 1996, the Partnership was a co-venturer in three joint ventures that owned and leased nine Properties (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996), during 1997, the Partnership was a co-venture in four separate joint ventures that owned and leased nine Properties, and during 1998, the Partnership was a co-venturer in five separate joint ventures that owned and leased ten Properties. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 57 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $18,900 to $203,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $3,359,955, $3,911,527, and $3,987,525, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership.

         The decrease in rental and earned income during 1998, as compared to 1997, is primarily attributable to a decrease of approximately $212,300 due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the nine Properties leased by Long John Silver's, Inc. As a result, this tenant ceased making rental payments on the four rejected leases. The Partnership has continued receiving rental payments relating to the leases not rejected by the tenant. In conjunction with the four rejected leases, during 1998, the Partnership wrote off approximately $265,000 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these four Properties. The Partnership has since entered into new leases, each with a new tenant, for two of the four vacant Properties. In connection therewith, the tenant for each Property has agreed to pay for all costs necessary to convert these Properties into different restaurant concepts. Conversion of these Properties is expected to be completed early in 1999, at which point rental payments are expected to commence. The General Partners are currently seeking either replacement tenants or purchasers for the two remaining, vacant Properties. The Partnership will not recognize any rental and earned income from these Properties until replacement tenants for these Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of these leases will be rejected in the future. The lost revenues resulting from the two remaining vacant Properties, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these Properties in a timely manner.

         In  addition,  rental  and earned  income  decreased  by  approximately
$162,600 in 1998, as compared to 1997, as a result of the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia and the 1997 right of way taking of the Property in Riviera Beach, Florida. The decrease in rental and earned income was partially offset by the fact that in October 1998, the Partnership reinvested the majority of the net sales proceeds from the sale of the above

Properties in a Property in Fayetteville, North Carolina, as described above in "Liquidity and Capital Resources." In addition, the decrease during 1998 is partially offset by an increase in rental income relating to the Property in Akron, Ohio, as described below, being operational for a full year in 1998 as compared to a partial year in 1997.

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

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $63,776, $21,617, and $7,014, respectively, in contingent rental income. The increase in contingent rental income during 1998 and 1997, each as compared to the previous year, is primarily attributable to increased gross sales of certain restaurant Properties requiring the payments of contingent rental income.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $317,654, $309,879, and $459,137, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1998, as compared to 1997, is primarily attributable to the fact that CNL Kingston Joint Venture was operational for a full year in 1998, as compared to a partial year in 1997. The decrease in net income earned by joint ventures during 1997 as compared to 1996, is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, five lessees (or group of affiliated lessees) of the Partnership, Flagstar Enterprises, Inc., Foodmaker, Inc., Long John Silver's, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from ten Properties owned by joint ventures). As of December 31, 1998, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to five restaurants (excluding the four leases rejected by this tenant, as described above), Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 15 restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, that Flagstar Enterprises, Inc., Foodmaker, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, during the year ended December 31, 1998, six
Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers, and Golden Corral, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from ten Properties owned by joint ventures). During 1998, Long John
Silver's, Inc. filed for bankruptcy, as described above. In 1999, it is anticipated that Hardee's, Denny's, Jack in the Box, Checkers, and Golden Corral each will account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         In addition, during the years ended December 31, 1998, 1997, and 1996, the Partnership earned $90,425, $47,287, and $56,377, respectively in interest and other income. The increase in interest and other income during 1998, as compared to 1997, is primarily due to an increase in interest income earned on net sales proceeds relating to the sales of several Properties during 1998 described above, pending the reinvestment of the net sales proceeds in additional Properties.

         Operating expenses, including depreciation and amortization expense, were $707,774, $602,753, and $586,710 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during the year ended December 31, 1998, as compared to the year ended December 31, 1997, is partially attributable to the fact that the Partnership accrued insurance and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to four Properties in June 1998, as described above. In addition, the increase in operating expenses during 1998, is partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $21,873 for financial reporting purposes during the year ended December 31, 1998. No such loss was recorded during 1997 and 1996. The Partnership has since entered into new leases, each with a new tenant, for two of the four Properties, as described above. The new tenants are responsible for real estate taxes, insurance and maintenance relating to their respective Properties; therefore, the General Partners do not anticipate the Partnership will incur these expenses for these two Properties in the future. However, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the two remaining, vacant Properties until new tenants or purchasers are located. The Partnership is currently seeking either new tenants or purchasers for these Properties.

         In addition, the increase in operating expenses for 1998, is also partially due to the fact that the Partnership incurred $25,231 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The increase in operating expenses during 1997, as compared to 1996, was primarily attributable to the fact that the Partnership recorded bad debt expense of $10,500 during 1997 relating to the Property in Akron, Ohio. Due to the fact that the temporary operator ceased operating the Property in May, 1997, as described above in "Liquidity and Capital Resources," the General Partners ceased further collection efforts of these past due amounts.

         As a result of the former tenant of the Property in Akron, Ohio, defaulting under the terms of its lease during 1994 and the Partnership leasing the Property to temporary operators who subsequently ceased operating the Property, the Partnership incurred real estate taxes during the years ended December 31, 1998, 1997, and 1996. The Partnership entered into a long-term, triple-net lease for this Property with the operator of an Arlington Big Boy in September 1997, and rental income commenced in December 1997. The new tenant is responsible for real estate taxes; therefore, the General Partners do not anticipate the Partnership will incur these expenses in the future.

         As a result of the sales of several Properties and the receipt of proceeds from the right of way taking of the Property in Riviera Beach, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized gains totaling $112,206 for financial reporting purposes during the year ended December 31, 1998. No Properties were sold during 1997 and 1996.

         At December 31, 1998, the Partnership recorded a provision for loss on building in the amount of $37,155 for financial reporting purposes relating to a Long John Silver's Property whose lease was rejected by the tenant, as described above. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for the Property.

         The Partnership's leases as of December 31, 1998, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                     Page

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants




To the Partners
CNL Income Fund XIV, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XIV, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
January 22, 1999, except for Note 11 for which the date is March 11, 1999

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS



                                                                        December 31,
                                                                1998                      1997
                                                          -----------------         -----------------
                 ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on building                                       $26,509,264               $25,217,725
Net investment in direct financing leases                        7,300,102                 9,041,485
Investment in joint ventures                                     3,813,175                 3,271,739
Cash and cash equivalents                                          949,056                 1,285,777
Restricted cash                                                         --                   318,592
Receivables, less allowance for doubtful
    accounts of $1,105 in 1998                                      62,824                    19,912
Prepaid expenses                                                     8,389                     7,915
Organization costs, less accumulated
    amortization of $10,000 and $8,599                                   --                     1,401
Accrued rental income less allowance for
    doubtful accounts of $12,622 and $6,295                      1,895,349                 1,820,078
                                                          -----------------         -----------------

                                                               $40,538,159               $40,984,624
                                                          =================         =================


       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                  $  2,577                 $  10,258
Accrued and escrowed real estate taxes
    payable                                                         18,198                    19,570
Distributions payable                                              928,130                   928,130
Due to related parties                                              25,432                     7,853
Rents paid in advance and deposits                                  88,098                    29,656
                                                          -----------------         -----------------
       Total liabilities                                         1,062,435                   995,467

Partners' capital                                               39,475,724                39,989,157
                                                          -----------------         -----------------

                                                               $40,538,159               $40,984,624
                                                          =================         =================



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                   1998                 1997                  1996
                                                             ---------------       ---------------       ---------------
Revenues:
    Rental income from operating leases                        $  2,792,931          $  2,872,283          $  2,953,895
    Adjustments to accrued rental income                           (277,319 )                  --                    --
    Earned income from direct financing leases                      844,343             1,017,627             1,026,616
    Contingent rental income                                         63,776                21,617                 7,014
    Interest and other income                                        90,425                47,287                56,377
                                                             ---------------       ---------------       ---------------
                                                                  3,514,156             3,958,814             4,043,902
                                                             ---------------       ---------------       ---------------
Expenses:
    General operating and administrative                            168,184               154,654               162,163
    Professional services                                            34,309                29,746                24,138
    Bad debt expense                                                     --                10,500                    --
    Management fees to related parties                               37,430                38,626                38,785
    Real estate taxes                                                17,435                 7,192                 3,426
    State and other taxes                                            22,498                21,874                18,109
    Loss on termination of direct financing lease                    21,873                    --                    --
    Depreciation and amortization                                   380,814               340,161               340,089
    Transaction costs                                                25,231                    --                    --
                                                             ---------------       ---------------       ---------------
                                                                    707,774               602,753               586,710
                                                             ---------------       ---------------       ---------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Land and Building from Right of Way
    Taking, Gain on Sale of Land and Building, and
    Provision for Loss on Building                                2,806,382             3,356,061             3,457,192

Equity in Earnings of Joint Ventures                                317,654               309,879               459,137

Gain on Land and Building from Right of Way
    Taking                                                           41,408                    --                    --

Gain on Sale of Land and Building                                    70,798                    --                    --

Provision for Loss on Building                                      (37,155 )                  --                    --
                                                             ---------------       ---------------       ---------------

Net Income                                                     $  3,199,087          $  3,665,940          $  3,916,329
                                                             ===============       ===============       ===============

Allocation of Net Income:
    General partners                                             $   31,093            $   36,659            $   39,163
    Limited partners                                              3,167,994             3,629,281             3,877,166
                                                             ---------------       ---------------       ---------------
                                                               $  3,199,087          $  3,665,940          $  3,916,329
                                                             ===============       ===============       ===============

Net Income Per Limited Partner Unit                                   $0.70              $   0.81              $  0 .86
                                                             ===============       ===============       ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                             4,500,000             4,500,000             4,500,000
                                                             ===============       ===============       ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996


                                   General Partners                        Limited Partners
                              -------------------------  -----------------------------------------------------
                                            Accumulated                               Accumulated  Syndication
                              Contributions   Earnings  Contributions  Distributions   Earnings        Costs            Total
                              ------------- ----------- ------------- --------------- ------------ ------------     -------------
Balance, December 31, 1995    $     1,000   $    69,818  $ 45,000,000 $  (6,710,883 ) $  6,855,940 $ (5,383,945 )   $ 39,831,930

    Distributions to limited
       partners ($0.83 per
       limited partner unit)           --            --            --    (3,712,522 )           --           --       (3,712,522 )
    Net income                         --        39,163            --            --      3,877,166           --        3,916,329
                              ------------  ------------ ------------ --------------- ------------  --------------  ---------------

Balance, December 31, 1996          1,000       108,981    45,000,000   (10,423,405 )   10,733,106   (5,383,945 )     40,035,737

    Distributions to limited
       partners ($0.83 per
       limited partner unit)           --            --            --    (3,712,520 )           --           --       (3,712,520 )
    Net income                         --        36,659            --            --      3,629,281           --        3,665,940
                              ------------  ------------ ------------ ---------------  -----------   --------------  -------------

Balance, December 31, 1997          1,000       145,640    45,000,000   (14,135,925 )   14,362,387   (5,383,945 )     39,989,157

    Distributions to limited
       partners ($0.83 per
       limited partner unit)           --            --            --    (3,712,520 )           --           --       (3,712,520 )
    Net income                         --        31,093            --            --      3,167,994           --        3,199,087
                              ------------  ------------ ------------ ---------------  -----------   -----------     -------------

Balance, December 31, 1998    $     1,000   $   176,733  $ 45,000,000 $ (17,848,445 )  $17,530,381 $ (5,383,945 )   $ 39,475,724
                              ============  ============ ============ ===============  =========== ==============   ==============







                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                      1998                 1997                  1996
                                                                 ----------------     ----------------     ----------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                   $3,391,042          $3,501,064            $ 3,572,793
         Distributions from joint ventures                               343,684             308,220                340,299
         Cash paid for expenses                                         (293,428 )          (243,326  )            (250,885)
         Interest received                                                73,246              40,232                 44,089
                                                                 ----------------     ----------------     ----------------
             Net cash provided by operating
                activities                                             3,514,544           3,606,190              3,706,296
                                                                 ----------------     ----------------     ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                       1,606,702                  --                     --
         Proceeds received from right of way taking                       41,408             318,592                     --
         Additions to land and buildings on
             operating leases                                           (605,712 )                --                     --
         Investment in direct financing leases                          (931,237 )                --                     --
         Investment in joint ventures                                   (568,498 )          (121,855  )              (7,500)
         Return of capital from joint venture                                 --              51,950                     --
         Decrease (increase) in restricted cash                          318,592            (318,592  )                  --
                                                                 ----------------     ----------------     ----------------
             Net cash used in investing activities                      (138,745 )           (69,905  )              (7,500)
                                                                 ----------------     ----------------     ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,712,520 )        (3,712,520  )          (3,712,522)
                                                                 ----------------     ----------------     ----------------
                Net cash used in financing activities                 (3,712,520 )        (3,712,520  )          (3,712,522)
                                                                 ----------------     ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                               (336,721 )          (176,235  )             (13,726)

Cash and Cash Equivalents at Beginning of Year                         1,285,777           1,462,012              1,475,738
                                                                 ----------------     ----------------     ----------------

Cash and Cash Equivalents at End of Year                               $ 949,056          $1,285,777            $ 1,462,012
                                                                 ================     ================     ================








                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                   1998                   1997                 1996
                                                               ---------------       ---------------      ---------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                   $3,199,087            $3,665,940           $3,916,329
                                                               ---------------       ---------------      ---------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Bad debt expense                                              --                10,500                   --
             Loss on termination of direct
                financing lease                                        21,873                    --                   --
             Depreciation                                             378,381               337,180              337,181
             Amortization                                               2,433                 2,981                2,908
             Equity in earnings of joint ventures,
                net of distributions                                   26,030                (1,659 )           (118,889 )
             Gain on land  and  building  from
               right of way taking                                    (41,408 )                  --                   --
             Gain on sale of land and building                        (70,798 )                  --                   --
             Provision for loss on building                            37,155                    --                   --
             Decrease in net investment in direct
                financing leases                                       82,359                83,787               74,798
             Increase in receivables                                  (38,232 )              (6,935 )            (13,946 )
             Decrease (increase) in prepaid
                expenses                                                 (474 )                 328               (4,802 )
             Increase in accrued rental income                       (148,845 )            (471,287 )           (491,221 )
             Increase (decrease) in accounts
                payable and accrued expenses                           (9,038 )              12,017               (8,408 )
             Increase (decrease) in due to related
                parties                                                17,579                 6,202               (5,218 )
             Increase (decrease) in rents paid in
                advance and deposits                                   58,442               (32,864 )             17,564
                                                               ---------------       ---------------      ---------------
                   Total adjustments                                  315,457               (59,750 )           (210,033 )
                                                               ---------------       ---------------      ---------------

Net Cash Provided by Operating Activities                          $3,514,544            $3,606,190           $3,706,296
                                                               ===============       ===============      ===============

Supplemental Schedule of Non-Cash
   Financing Activities:

      Distributions declared and unpaid at
         December 31                                                $ 928,130             $ 928,130            $ 928,130
                                                               ===============       ===============      ===============





                 See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996

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

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes- off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs.

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

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, Melbourne Joint Venture, and CNL Kingston Joint Venture using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

         Organization Costs - Organization costs were amortized over five years using the straight-line method.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                Land                                               $16,195,936          $ 16,425,914
                Buildings                                           12,024,577            10,087,524
                                                              -----------------     -----------------
                                                                    28,220,513            26,513,438

                Less accumulated depreciation                       (1,674,094 )          (1,295,713 )
                                                              -----------------     -----------------
                                                                    26,546,419            25,217,725
                Less allowance for loss on building                    (37,155 )                  --
                                                              -----------------     -----------------

                                                                   $26,509,264          $ 25,217,725
                                                              =================     =================

         During the year ended December 31, 1998, the Partnership sold its property in Madison, Alabama and two properties in Richmond, Virginia, to third parties for a total of $1,667,462 and received net sales proceeds of $1,606,702, resulting in a total gain of $70,798 for financial reporting purposes. These properties were originally acquired by the Partnership in 1993 and 1994, and had costs totalling approximately $1,393,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $213,300 in excess of their original purchase prices.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In addition, in April 1998, the Partnership reached an agreement to accept $360,000 for the property in Riviera Beach, Florida, which was taken through a right of way taking in December 31, 1997. The Partnership had received preliminary sales proceeds of $318,592 as of December 31, 1997. Upon agreement of the final sales price of $360,000, and receipt of the remaining sales proceeds of $41,408, the Partnership recognized a gain of $41,408 for financial reporting purposes. This property was originally acquired by the Partnership in 1994 and had a cost of approximately $276,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for a total of approximately $83,600 in excess of its original purchase price.

         In October 1998, the Partnership reinvested approximately $1,537,000 of the net sales proceeds it received from the sales of the properties in Richmond, Virginia and the right of way taking of the property in Riviera Beach, Florida, and a portion of the net sales proceeds it received from the sale of the property in Madison, Alabama, in a property located in Fayetteville, North Carolina.

         At December 31, 1998, the Partnership recorded a provision for loss on building in the amount of $37,155 for financial reporting purposes relating to a Long John Silver's Property. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for the Property.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $148,845 (net of $6,327 in reserves and $277,319 in write-offs), $471,287 (net of $6,295 in reserves), and $491,221, respectively,  of such  rental income.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                               $2,486,272
                2000                                2,538,562
                2001                                2,557,759
                2002                                2,615,117
                2003                                2,632,784
                Thereafter                         27,438,256
                                             -----------------

                                                  $40,268,750
                                             =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                        1998                   1997
                                                  -----------------      -----------------
                 Minimum lease payments
                     receivable                       $ 14,282,003           $ 18,621,827
                 Estimated residual values               2,373,313              2,842,002
                 Less unearned income                   (9,355,214 )         (12,422,344)
                                                  -----------------      -----------------

                 Net investment in direct
                    financing leases                   $ 7,300,102            $ 9,041,485
                                                  =================      =================

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                   $ 898,054
                2000                     899,947
                2001                     902,770
                2002                     911,239
                2003                     914,901
                Thereafter             9,755,092
                                -----------------

                                     $14,282,003
                                =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         In January 1998, the Partnership sold its property in Madison, Alabama, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts (see Note 3).

         In June 1998, four of the Partnership's leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," in June 1998, the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $21,873 for financial reporting purposes.

5.       Investment in Joint Ventures:

         The Partnership owns a 50 percent, a 72.2% and a 50 percent interest in the profits and losses of Attalla Joint Venture, Salem Joint Venture and Wood-Ridge Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds, from the 1996 sales of two properties, in a Taco Bell property in Anniston, Alabama. During the year ended December 31, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining uninvested net sales proceeds. As of December 31, 1998, the Partnership owned a 50 percent interest in the profits and losses of this joint venture.

         In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. In connection therewith, the Partnership contributed amounts to CNL Kingston Joint Venture to fund construction costs relating to the property owned by the joint venture. As of December 31, 1998, the Partnership owned a 39.94% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property, at a total cost of $1,052,552. During 1998, the Partnership contributed amounts to purchase land and pay for construction costs relating to the joint venture and has agreed to contribute additional amounts in 1999 for additional construction costs. As of December 31, 1998, the Partnership owned a 50 percent interest in the profits and losses of this joint venture. When funding is complete, the Partnership expects to have an approximate 50 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         As of December 31, 1998, Attalla Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, and Melbourne Joint Venture each owned and leased one property, and Wood-Ridge Real Estate Joint Venture owned and leased six properties, to operators of fast-food or family-style restaurants. The following presents the joint ventures' condensed financial information at December 31:

                                                                                1998                 1997
                                                                           ---------------      ---------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                               $6,913,765           $6,008,240
                Net investment in direct financing
                    lease                                                         360,790              364,479
                Cash                                                               87,922               13,842
                Receivables                                                        47,545                2,571
                Accrued rental income                                             194,526              150,621
                Other assets                                                        1,055                1,257
                Liabilities                                                       171,590              231,061
                Partners' capital                                               7,434,013            6,309,949
                Revenues                                                          750,147              712,004
                Net income                                                        615,127              588,835

         The Partnership recognized income totalling $317,654, $309,879, and $459,137 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.       Restricted Cash:

         In December 1997, the Partnership received preliminary sales proceeds of $318,592 for the property in Riviera Beach, Florida which was taken through a right of way taking. In October 1998, the Partnership reinvested these proceeds in a property in Fayetteville, North Carolina (see Note 3).

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

         Generally, net sales proceeds from the sales of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from a sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a sale of properties, in liquidation of the Partnership will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During  each of the  years  ended  December  31,  1998  and  1997,  the
         Partnership declared distributions to the limited partners of $3,712,520 and during the year ended December 31, 1996, the Partnership declared distributions to the limited partners of $3,712,522. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   1998               1997                1996
                                                               --------------     --------------     ---------------
                  Net income for financial reporting
                      purposes                                    $3,199,087         $3,665,940          $3,916,329

                  Depreciation for tax reporting purposes in
                       excess of depreciation for financial
                      reporting purposes                             (77,202 )         (130,766 )          (130,766 )

                  Direct financing leases recorded as
                      operating leases for tax reporting
                      purposes                                        82,359             83,787              74,798

                  Gain on sale of land and building for tax
                      reporting purposes in excess of gain
                      for financial reporting purposes                94,442                 --                  --

                  Gain on land and  building  from  right of
                  way                                                (41,408 )               --                  --
                      taking   deferred  for  tax  reporting
                  purposes

                  Allowance for loss on building                      37,155                 --                  --

                  Equity in earnings of joint ventures
                      for financial  reporting
                      purposes less than (in excess of)
                      equity in earnings of joint
                      ventures for tax reporting purposes             35,645              3,109            (174,253 )

                  Capitalization  of  transaction  costs for
                  tax                                                 25,231                 --                  --
                      reporting purposes

                  Allowance for doubtful accounts                      1,105                 --                  --

                  Accrued rental income                             (148,845 )         (471,287 )          (491,221 )

                  Loss on lease termination of direct
                      financing lease                                 21,873                 --                  --

                  Rents paid in advance                               53,442            (32,864 )            17,564

                  Other                                                1,034            (21,988 )            23,878
                                                               --------------     --------------     ---------------

                  Net income for federal income tax
                      purposes                                    $3,283,918        $ 3,095,931         $ 3,236,329
                                                               ==============     ==============     ===============

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of directors of CNL Fund Advisors, Inc. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $37,430, $38,626, and $38,785 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate Limited Partners' 10% Return plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $110,618, $89,910, and $96,082 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

         During 1998, the Partnership acquired a property for a purchase price of approximately $1,537,000 from CNL First Corp., an affiliate of the general partners. CNL First Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL First Corp. to acquire and carry the property, including closing costs.

         The due to related parties at December 31, 1998 and 1997, totalled $25,432 and $7,853, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:

                                                                 1998              1997               1996
                                                             -------------     --------------     -------------
                  Long John Silver's, Inc.                       $634,121           $850,159          $853,992
                  Checkers Drive-In
                      Restaurants, Inc.                           628,816            724,612           732,941
                  Foodmaker, Inc.                                 574,481            562,725           556,100
                  Golden Corral Corporation                       534,624            520,911           476,350
                  Flagstar Enterprises, Inc.                      427,801            483,606           498,655
                  Denny's, Inc.                                       N/A            379,767           380,939


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:

                                                                1998              1997               1996
                                                            -------------     -------------      -------------
                  Long John Silver's                            $634,121          $850,159           $853,992
                  Checkers Drive-in
                      Restaurants                                628,816           724,612            732,941
                  Denny's                                        625,101           618,154            615,021
                  Jack in the Box                                574,481           562,725            556,100
                  Golden Corral Family
                      Steakhouse Restaurants                     534,624           520,911            476,350
                  Hardee's                                       427,801           483,606            498,655

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of its nine leases and ceased making rental payments to the Partnership on the rejected leases. The Partnership will not recognize any rental and earned income from these Properties until new tenants for these Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the four leases that were rejected, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these properties in a timely manner. The Partnership entered into new leases, each with a new tenant, for two of the four rejected leases.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,313,041 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,435,559 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                           ----
                                                                                           100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 11.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Reimbursement to affiliates for               Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf    of    the     Partnership:
                                              of  the  prevailing  rate  at  which     $113,352
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting    and     administrative
                                              area.   Affiliates  of  the  General     services:  $110,618
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual management fee to affiliates           One  percent  of the  sum  of  gross     $37,430
                                              operating  revenues from  Properties
                                              wholly  owned  by  the   Partnership
                                              plus  the  Partner-ship's  allocable
                                              share  of  gross  revenues  of joint
                                              ventures  in which  the  Partnership
                                              is  a  co-venturer.  The  management
                                              fee,    which    will   not   exceed
                                              competi-tive   fees  for  comparable
                                              services  in  the  same   geographic
                                              area,  may or may not be  taken,  in
                                              whole or in part as to any year,  in
                                              the sole  discretion  of  affiliates
                                              of  the  General  Partners.  All  or
                                              any  portion of the  management  fee
                                              not  taken  as to  any  fiscal  year
                                              shall be deferred  without  interest
                                              and  may  be  taken  in  such  other
                                              fiscal year as the affiliates  shall
                                              determine.





                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Deferred,    subordinated   real   estate     A   deferred,    subordinated   real                    $ -0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be recorded until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share                    $ -0-
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share                    $ -0-
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or  sales of     Partnership  distributions  of  such
properties  not  in  liquidation  of  the     net sales proceeds,  subordinated to
Partnership                                   certain   minimum   returns  to  the
                                              Limited Partners.





                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
General  Partners'  share of  Partnership     Distributions  of net sales proceeds                    $ -0-
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.


         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1999.

                                  CNL INCOME FUND XIV, LTD.

                                  By:      CNL REALTY CORPORATION
                                           General Partner

                                           /s/ Robert A. Bourne
                                           ------------------------------
                                           ROBERT A. BOURNE, President


                                  By:      ROBERT A. BOURNE
                                           General Partner

                                           /s/ Robert A. Bourne
                                           -------------------------------
                                           ROBERT A. BOURNE


                                   By:      JAMES M. SENEFF, JR.
                                            General Partner

                                            /s/ James M. Seneff, Jr.
                                            --------------------------------
                                            JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 27, 1999
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 27, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)




                                                                CNL INCOME FUND XIV, LTD.
                                                             (A Florida Limited Partnership)
                                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                   December 31, 1998

                                                                                               Costs Capitalized
                                                                                                 Subsequent To
                                                                      Initial Cost                Acquisition
                                                              ----------------------------   -------------------
                                              Encum-                         Buildings and    Improve-  Carrying
                                             brances              Land       Improvements      ments      Costs
                                           -----------        ------------   -------------   ---------- --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
      Fayetteville, North Carolinaa             -              $605,712             -             -        -

    Burger King Restaurant:
      Alliance, Ohio                            -               210,290             -             -        -

    Checkers Drive-In Restaurants:
      Boynton Beach, Florida                    -               501,606             -             -        -
      Chamblee, Georgia                         -               332,737             -             -        -
      Delray Beach, Florida                     -               193,110             -             -        -
      Foley, Alabama                            -               197,821             -             -        -
      Houston, Texas                            -               335,232             -             -        -
      Huntsville, Alabama                       -               362,907             -             -        -
      Kansas City, Missouri                     -               225,071             -             -        -
      Marietta, Georgia                         -               332,418             -             -        -
      Merriam, Kansas                           -               305,896             -             -        -
      Norcross, Georgia                         -               474,262             -             -        -
      Orlando, Florida                          -               559,646             -             -        -
      Pensacola, Florida                        -               296,726             -             -        -
      Suwannee, Georgia                         -               269,643             -             -        -
      St. Petersburg, Florida                   -               338,396             -             -        -
      Coral Springs, Florida                    -               421,221             -             -        -

    Denny's Restaurants:
      Albemarle, North Carolina                 -               202,363       447,278             -        -
      Bullhead City, Arizona                    -               282,086       623,778       152,416        -
      Topeka, Kansas                            -               420,446             -             -        -
      Tempe, Arizona                            -               881,047             -             -        -

    El Ranchito Restaurant:
      Albemarle,
        North Carolina (j)                      -               214,623       370,149             -        -

    East Side Mario's Restaurant:
      Columbus, Ohio                            -               698,046             -     1,019,581        -

    Golden Corral Family
      Steakhouse Restaurants:
      Burlington, North Carolina                -               931,962             -       975,218        -
      Wilson, North Carolina                    -               415,390             -       833,156        -
      Greeley, Colorado                         -               303,170             -       965,024        -

    Hardee's  Restaurants:
      Franklin, Tennessee                       -               201,441       423,569             -        -
      Nashville, Tennessee                      -               315,087             -             -        -
      Nashville, Tennessee                      -               296,341       485,974             -        -
      Batesville, Mississippi                   -               186,404       453,720             -        -
      Jacksonville, Florida                     -               385,903       409,773             -        -

    Jack in the Box Restaurants:
      Mesquite, Texas                           -               449,442       528,882             -        -
      Plano, Texas                              -               423,092       467,253             -        -
      Farmers Branch, Texas                     -               465,235       525,470             -        -
      Fort Worth, Texas                         -               297,688       551,394             -        -
      Fort Worth, Texas                         -               257,393       419,245             -        -

    Long John Silver's Restaurants:
      Apopka, Florida                           -               320,435             -             -        -
      Houston, Texas                            -               411,403             -             -        -
      Stockbridge, Georgia (j)                  -               295,839       476,053             -        -
      Houston, Texas                            -               342,971             -             -        -
      Marion, Ohio                              -               321,032             -             -        -
      Las Vegas, Nevada (i)                     -               520,884       582,175             -        -
      Shelby, North Carolina (k)(m)             -               147,088       508,676             -        -

    Shoney's Restaurant:
      Akron, Ohio (h)                           -               246,431       805,793             -        -
                                                           ------------  ------------  ------------ --------

                                                            $16,195,936    $8,079,182    $3,945,395        -
                                                           ============  ============  ============ ========

Property of Joint Venture in
  Which the Partnership has
  a 50% Interest and has
  Invested in Under an
  Operating Lease:

    Hardee's Restaurant:
      Attalla, Alabama                          -              $196,274      $434,428             -        -
                                                           ============  ============  ============ ========

Properties of Joint Venture in Which
  the Partnership has a 50% Interest
  and has Invested in Under Operating
  Leases:

    Boston Market Restaurants:
      Murfreesboro, Tennessee                   -               398,313             -             -        -
      Matthews, North Carolina                  -               409,942       737,391             -        -
      Raleigh, North Carolina                   -               518,507       542,919             -        -
      Blaine, Minnesota                         -               253,934       531,509             -        -

    Golden Corral Family
      Steakhouse Restaurant:
      Paris, Texas                              -               303,608       685,064             -        -

    Taco Bell Restaurants:
      Anniston, Alabama                         -               173,395       329,202             -        -
                                                           ------------  ------------  ------------ --------

                                                             $2,057,699    $2,826,085             -        -
                                                           ============  ============  ============ ========

Property of Joint Venture
  in Which the Partnership
  has a 72.2% Interest and has
  Invested in Under Operating
  Lease:

    Denny's Restaurant:
      Salem, Ohio                               -              $131,762             -             -        -
                                                           ============  ============  ============ ========

Property of Joint Venture
  in Which the Partnership
  has a 39.94% Interest and has
  Invested in Under Operating
  Lease:

    Taco Bell Restaurants:
      Kingston, Tennessee                       -              $189,452             -      $328,445        -
                                                           ============  ============  ============ ========

Property of Joint Venture
  in Which the Partnership
  has a 50% Interest and has
  Invested in Under Operating
  Lease:

    5 & Diner Restaurant:
      Melbourne, Florida                        -              $439,281             -      $603,584        -
                                                           ============  ============  ============ ========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Bennigan's Restaurant:
      Fayetteville, North Carolina              -                     -      $931,239             -        -

    Burger King Restaurant:
      Alliance, Ohio                            -                     -       535,949             -        -

    Denny's Restaurants:
      Winslow, Arizona                          -               199,767       788,202             -        -
      Topeka, Kansas                            -                     -             -       489,014        -
      Tempe, Arizona                            -                     -             -       585,382        -

    Hardee's Restaurants:
      Nashville, Tennessee                      -                     -       553,400             -        -

    Jack in the Box Restaurant:
      Shreveport, Louisiana                     -               240,811       848,338             -        -

    Long John Silver's Restaurants:
      Apopka, Florida                           -                     -       506,493             -        -
      Houston, Texas                            -                     -       449,633             -        -
      Laruens, South Carolina                   -                96,752       386,284             -        -
      Houston, Texas                            -                     -       508,497             -        -
      Marion, Ohio                              -                     -       463,504             -        -
                                                           ------------  ------------  ------------ --------

                                                               $537,330    $5,971,539    $1,074,396        -
                                                           ============  ============  ============ ========

Property of Joint Venture in
  Which the Partnership has a
  72.2% Interest and has Invested
  in Under a Direct Financing Lease:

     Denny's Restaurant:
       Salem, Ohio                              -                     -             -      $371,836        -
                                                           ============  ============  ============ ========




           Gross Amount at Which                                                 Life on Which
          Carried at Close of Period (c)                                        Depreciation in
 -----------------------------------------                  Date                 Latest Income
                Buildings and                Accumulated    of Con-     Date     Statement is
     Land       Improvements     Total      Depreciation  struction   Acquired     Computed
 ------------   ------------- ------------  ------------  ---------   --------  ----------------

   $605,712             (g)     $605,712            (e)     1983        10/98          (e)


    210,290             (g)      210,290            (e)     1994        07/94          (e)


    501,606              -       501,606            (d)      -          03/94          (d)
    332,737              -       332,737            (d)      -          03/94          (d)
    193,110              -       193,110            (d)      -          03/94          (d)
    197,821              -       197,821            (d)      -          03/94          (d)
    335,232              -       335,232            (d)      -          03/94          (d)
    362,907              -       362,907            (d)      -          03/94          (d)
    225,071              -       225,071            (d)      -          03/94          (d)
    332,418              -       332,418            (d)      -          03/94          (d)
    305,896              -       305,896            (d)      -          03/94          (d)
    474,262              -       474,262            (d)      -          03/94          (d)
    559,646              -       559,646            (d)      -          03/94          (d)
    296,726              -       296,726            (d)      -          03/94          (d)
    269,643              -       269,643            (d)      -          03/94          (d)
    338,396              -       338,396            (d)      -          03/95          (d)
    421,221              -       421,221            (d)      -          03/95          (d)


    202,363        447,278       649,641        78,437      1992        09/93          (b)
    282,086        776,194     1,058,280       130,780      1988        09/93          (b)
    420,446             (g)      420,446            (e)     1994        10/93          (e)
    881,047             (g)      881,047            (e)     1994        11/93          (e)



    214,623        370,149       584,772         7,836      1994        04/94          (j)


    698,046      1,019,581     1,717,627       140,732      1994        06/94          (b)



    931,962        975,218     1,907,180       162,625      1993        10/93          (b)
    415,390        833,156     1,248,546       144,553      1993        10/93          (b)
    303,170        965,024     1,268,194       130,344      1994        08/94          (b)


    201,441        423,569       625,010        72,622      1993        11/93          (b)
    315,087             (g)      315,087            (e)     1993        11/93          (e)
    296,341        485,974       782,315        83,321      1993        11/93          (b)
    186,404        453,720       640,124        76,366      1993        12/93          (b)
    385,903        409,773       795,676        68,969      1993        12/93          (b)


    449,442        528,882       978,324        90,679       1992       11/93          (b)
    423,092        467,253       890,345        79,173       1992       11/93          (b)
    465,235        525,470       990,705        89,018       1988       12/93          (b)
    297,688        551,394       849,082        92,453       1992       12/93          (b)
    257,393        419,245       676,638        71,023       1983       12/93          (b)


    320,435             (g)      320,435            (e)      1994       03/94          (e)
    411,403             (g)      411,403            (e)      1993       03/94          (e)
    295,839        476,053       771,892        10,097       1993       03/94          (j)
    342,971             (g)      342,971            (e)      1994       04/94          (e)
    321,032             (g)      321,032            (e)      1994       06/94          (e)
    520,884        582,175     1,103,059        12,411       1994       07/94          (i)
    147,088        508,676       655,764        10,857       1994       06/94          (k)


    246,431        805,793     1,052,224       121,798       1993       10/93          (b)
-----------  -------------  ------------  ------------

$16,195,936    $12,024,577   $28,220,513    $1,674,094
===========  =============  ============  ============








   $196,274       $434,428      $630,702       $73,118       1993       11/93          (b)
===========  =============  ============  ============







    398,313              -       398,313            (d)      1996       10/96          (d)
    409,942        737,391     1,147,333        54,805       1994       10/96          (b)
    518,507        542,919     1,061,426        40,351       1994       10/96          (b)
    253,934        531,509       785,443        39,503       1996       10/96          (b)



    303,608        685,064       988,672        50,916       1996       10/96          (b)


    173,395        329,202       502,597        21,694       1993       01/97          (b)
-----------  -------------  ------------  ------------

 $2,057,699     $2,826,085    $4,883,784      $207,269
===========  =============  ============  ============








   $131,762             (g)     $131,762            (e)       1991      03/95          (e)
===========                 ============








   $189,452       $328,445      $517,897       $11,921        1997      11/97          (b)
===========  =============  ============  ============








   $439,281       $603,584    $1,042,865          $937        1998      04/98          (b)
===========  =============  ============  ============






         (g)            (g)           (g)           (e)       1983      10/98          (e)


          -             (g)           (g)           (e)       1994      07/94          (e)


         (g)            (g)           (g)           (f)       1993      09/93          (f)
          -             (g)           (g)           (e)       1994      10/93          (e)
          -             (g)           (g)           (e)       1994      11/93          (e)


          -             (g)           (g)           (e)       1993      11/93          (e)


         (g)            (g)           (g)           (f)       1993      11/93          (f)


          -             (g)           (g)           (e)       1994      03/94          (e)
          -             (g)           (g)           (e)       1993      03/94          (e)
         (g)            (g)           (g)           (f)       1994      03/94          (f)
          -             (g)           (g)           (e)       1994      04/94          (e)
          -             (g)           (g)           (e)       1994      06/94          (e)











          -             (g)           (g)           (e)       1991      03/95          (e)




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996 are summarized as follows:

                                                                                               Accumulated
                                                                               Cost           Depreciation
                                                                          --------------     ---------------
               Properties the Partnership has Invested
                   in Under Operating Leases:

                      Balance, December 31, 1995                            $ 26,811,017          $  621,352
                      Depreciation expense                                            --             337,181
                                                                          --------------     ---------------

                      Balance, December 31, 1996                              26,811,017             958,533
                      Depreciation expense                                            --             337,180
                      Dispositions                                              (297,579)                 --
                                                                          --------------     ---------------

                      Balance, December 31, 1997                              26,513,438           1,295,713
                      Acquisitions                                               605,712                  --
                      Dispositions                                              (982,778)                 --
                      Reclassified from direct financing lease                 2,084,141                  --
                      Depreciation expense                                            --             378,381
                                                                          --------------     ---------------

                      Balance, December 31, 1998                            $ 28,220,513         $ 1,674,094
                                                                          ==============     ===============

               Property of Joint Venture in Which the
                   Partnership  has a 50%  Interest and
                   has Invested   in  Under  an   Operating
                   Lease:

                      Balance, December 31, 1995                              $  630,702           $  29,675
                      Depreciation expense                                            --              14,482
                                                                          --------------     ---------------

                      Balance, December 31, 1996                                 630,702              44,157
                      Depreciation expense                                            --              14,481
                                                                          --------------     ---------------

                      Balance, December 31, 1997                                 630,702              58,638
                      Depreciation expense                                            --              14,480
                                                                          --------------     ---------------

                      Balance, December 31, 1998                              $  630,702           $  73,118
                                                                          ==============     ===============


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                             Accumulated
                                                                             Cost           Depreciation
                                                                        --------------     ----------------
             Properties  of Joint  Venture in Which
                 the  Partnership  has a 50%
                 Interest and has Invested in
                 Under Operating Leases:

                    Balance, December 31, 1995                              $3,175,594           $   26,042
                    Dispositions                                            (3,175,594)             (43,711)
                    Acquisitions                                             4,404,047                   --
                    Depreciation expense                                            --               37,122
                                                                        --------------     ----------------

                    Balance, December 31, 1996                               4,404,047               19,453
                    Acquisitions                                               502,597                   --
                    Depreciation expense                                            --               94,718
                                                                        --------------     ----------------

                    Balance, December 31, 1997                               4,906,644              114,171
                    Dispositions                                               (22,860)                  --
                    Depreciation expense                                            --               93,098
                                                                        --------------     ----------------

                    Balance, December 31, 1998                              $4,883,784           $  207,269
                                                                        ==============     ================


             Properties of Joint  Venture in Which
                 the  Partnership  has a 72.2%
                 Interest and has Invested in
                 Under an Operating Lease:

                    Balance, December 31, 1995                               $ 131,762             $    --
                    Depreciation expense (e)                                        --                  --
                                                                        --------------     ---------------

                    Balance, December 31, 1996                                 131,762                   --
                    Depreciation expense (e)                                         --                   --
                                                                        --------------     ---------------

                    Balance, December 31, 1997                                 131,762                   --
                    Depreciation expense (e)                                         --                   --
                                                                        --------------     ---------------

                    Balance, December 31, 1998                               $ 131,762             $    --
                                                                        ==============     ===============


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                            Accumulated
                                                                            Cost           Depreciation
                                                                       --------------     ---------------
           Property of Joint  Venture  in  Which
               the  Partnership  has a 39.94%
               Interest and has Invested in
               Under an Operating Lease:

                  Balance, December 31, 1996                                   $   --             $    --
                  Acquisition                                                 512,925                  --
                  Depreciation expense                                             --                 984
                                                                       --------------     ---------------

                  Balance, December 31, 1997                                  512,925                 984
                  Acquisition                                                   4,972                  --
                  Depreciation expense                                             --              10,937
                                                                       --------------     ---------------

                  Balance, December 31, 1998                                $ 517,897          $   11,921
                                                                       ==============     ===============

           Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

                  Balance, December 31, 1997                                   $   --             $    --
                  Acquisition                                               1,042,865                  --
                  Depreciation expense                                             --                 937
                                                                       --------------     ---------------

                  Balance, December 31, 1998                               $1,042,865            $    937
                                                                       ==============     ===============

  (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years. All of the leases are treated as operating leases for federal income tax purposes.

  (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $34,382,479 and $7,187,628, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1998


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

  (i) Effective June 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of June 11, 1998 and depreciated over its remaining estimated life of approximately 26 years.

  (j) Effective June 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of June 14, 1998 and depreciated over its remaining estimated life of approximately 26 years.

  (k) Effective June 1998, the lease for this Property was terminated, resulting in the reclassification of the land and building portions of the lease as an operating lease. The land and building were recorded at original cost and the building is being depreciated over its remaining estimated life of approximately 26 years.

  (l) During the year ended December 31, 1998, the Partnership purchased land and building from CNL First Corp., an affiliate of the General Partners, for an aggregate cost of $1,537,000.

  (m) For financial reporting purposes the undepreciated cost of the Property in Shelby, Ohio was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $37,155 at December 31, 1998. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on building.

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