Form 10-Q
period 1999-03-31
CNL INCOME FUND XIV LTD
filed 1999-05-17
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3143096
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets

                  Condensed Statements of Income

                  Condensed Statements of Partners' Capital

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                  1999                   1998
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance
       for loss on building                                                      $ 26,345,787           $ 26,509,264
   Net investment in direct financing leases                                        7,276,175              7,300,102
   Investment in joint ventures                                                     3,863,338              3,813,175
   Cash and cash equivalents                                                          763,678                949,056
   Receivables, less allowance for doubtful accounts
       of $1,105 in 1999 and 1998                                                      36,238                 62,824
   Prepaid expenses                                                                    18,775                  8,389
   Lease costs, less accumulated amortization of
       $1,073 in 1999                                                                  31,927                     --
   Accrued rental income, less allowance for doubtful
       accounts of $12,622 in 1999 and 1998                                         1,987,635              1,895,349
                                                                           -------------------    -------------------

                                                                                 $ 40,323,553           $ 40,538,159
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   34,464             $    2,577
   Accrued and escrowed real estate taxes payable                                      10,703                 18,198
   Distributions payable                                                              928,130                928,130
   Due to related party                                                                24,708                 25,432
   Rents paid in advance and deposits                                                  66,659                 88,098
                                                                           -------------------    -------------------
       Total liabilities                                                            1,064,664              1,062,435

   Commitment (Note 4)

   Partners' capital                                                               39,258,889             39,475,724
                                                                           -------------------    -------------------

                                                                                 $ 40,323,553           $ 40,538,159
                                                                           ===================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 706,805         $ 717,277
    Earned income from direct financing leases                                    199,166           242,219
    Interest and other income                                                      10,520            20,979
                                                                           ---------------    --------------
                                                                                  916,491           980,475
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           48,343            36,303
    Professional services                                                           7,784             6,182
    Management fees to related party                                                9,544             9,506
    Real estate taxes                                                               4,874             3,450
    State and other taxes                                                          30,354            20,996
    Depreciation and amortization                                                 103,926            85,053
    Transaction costs                                                              33,175                --
                                                                           ---------------    --------------
                                                                                  238,000           161,490
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint
    Ventures, Gain on Sale of Land, and Provision
    for Loss on Building                                                          678,491           818,985

Equity in Earnings of Joint Ventures                                               93,686            82,505

Gain on Sale of Land                                                                    --            70,798

Provision for Loss on Building                                                    (60,882 )              --
                                                                           ---------------    --------------

Net Income                                                                      $ 711,295         $ 972,288
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   7,468         $   9,014
    Limited partners                                                              703,827           963,274
                                                                           ---------------    --------------

                                                                                $ 711,295         $ 972,288
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.16          $   0.21
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,500,000         4,500,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   177,733            $  146,640
    Net income                                                                          7,468                31,093
                                                                           -------------------    ------------------
                                                                                      185,201               177,733
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              39,297,991            39,842,517
    Net income                                                                        703,827             3,167,994
    Distributions ($0.21 and $0.83 per
       limited partner unit, respectively)                                           (928,130 )          (3,712,520 )
                                                                           -------------------    ------------------
                                                                                   39,073,688            39,297,991
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 39,258,889          $ 39,475,724
                                                                           ===================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $819,872        $1,050,016
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                         --         1,208,732
       Investment in joint ventures                                               (44,120 )         (84,992 )
       Increase in restricted cash                                                     --        (1,208,732 )
       Payment of lease costs                                                     (33,000 )              --
                                                                           ---------------    --------------
          Net cash used in investing activities                                   (77,120 )         (84,992 )
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (928,130 )        (928,130 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                  (928,130 )        (928,130 )
                                                                           ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (185,378 )          36,894

Cash and Cash Equivalents at Beginning of Quarter                                 949,056         1,285,777
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                     $ 763,678        $1,322,671
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 928,130         $ 928,130
                                                                           ===============    ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Land and Building on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                 March 31,               December 31,
                                                                    1999                     1998
                                                            ---------------------     --------------------
                     Land                                          $  16,195,936            $  16,195,936
                     Buildings                                        12,024,577               12,024,577
                                                            ---------------------     --------------------
                                                                      28,220,513               28,220,513
                     Less accumulated
                         depreciation                                 (1,776,689 )             (1,674,094 )
                                                            ---------------------     --------------------
                                                                      26,443,824               26,546,419
                     Less allowance for
                         loss on building                                (98,037 )                (37,155 )
                                                            ---------------------     --------------------

                                                                   $  26,345,787            $  26,509,264
                                                            =====================     ====================

         At December 31, 1998, the Partnership recorded a provision for loss on building in the amount of $37,155 for financial reporting purposes relating to the Long John Silver's property in Shelby, North Carolina. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for the property.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


2.       Land and Building on Operating Leases - Continued:

         In addition, at March 31, 1999, the Partnership recorded a provision for loss on building in the amount of $60,882 for financial reporting purposes relating to the Long John Silver's property in Stockbridge, Georgia. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at March 31, 1999 and the estimated net sales proceeds from the sale of the property based on a purchase and sales contract with an unrelated third party (see Note 4).

3.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,313,041 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,435,559 as of December 31, 1998. Legg Mason Wood Walker,
         Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


3.       Merger Transaction - Continued:

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

4.       Commitment:

         In February 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Stockbridge, Georgia. At March 31, 1999, the Partnership established a provision for loss on building related to the anticipated sale of this property (see Note 2). As of May 13, 1999, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 57 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $819,872 and $1,050,016 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In April 1998, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Madison, Alabama, in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant Property. As of March 31, 1999, the Partnership had contributed approximately $539,100, of which approximately $44,100 was contributed during the quarter ended March 31, 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of March 31, 1999 the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $763,678 invested in such short-term investments, as compared to $949,056 at December 31, 1998. The funds remaining at March 31, 1999 will be used to pay distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $1,034,664 at March 31, 1999, from $1,062,435 at December 31, 1998.
Total liabilities at March 31, 1999, to the extent they exceed cash and cash equivalents at March 31, 1999, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from future general partner contributions.

         In February 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's Property in Stockbridge, Georgia. At March 31, 1999, the Partnership established a provision for loss on building related to the anticipated sale of this Property. As of May 13, 1999, the sale had not occurred.

         Based on cash from operations and for the quarter ended March 31, 1999, future cash from operations, the Partnership declared distributions to the limited partners of $928,130 for each of the quarters ended March 31, 1999 and 1998. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 4,313,041 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,435,559 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarter ended March 31, 1998, the Partnership owned and leased 49 wholly owned Properties (which included three Properties which were sold during 1998), and during the quarter ended March 31, 1999, the Partnership owned and leased 47 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $905,972 and $959,496, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributable to a decrease of approximately $91,200 due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the nine Properties leased by Long John Silver's, Inc. As a result, this tenant ceased making rental payments on the four rejected leases. The Partnership has continued receiving rental payments relating to the leases not rejected by the tenant. The Partnership has entered into new leases, each with a new tenant, for two of the four vacant Properties. In connection therewith, the tenant for each Property has agreed to pay for all costs necessary to convert these Properties into different restaurant concepts. Conversion of one of these Properties was completed in March 1999, at which time rental payments commenced, and conversion of the second Property is expected to be completed during the second quarter of 1999, at which time rental payments are expected to commence for that Property. The Partnership will not recognize any rental and earned income from these two remaining vacant Properties until replacement tenants for these Properties are located, or until the Properties are sold and proceeds from such sales are reinvested in additional Properties. The general partners are currently seeking either replacement tenants or purchasers for the two remaining, vacant Properties. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the two remaining vacant Properties, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these Properties in a timely manner.

         In addition, rental and earned income decreased by approximately $16,100 during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, as a result of the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia. The decrease in rental and earned income was partially offset by the fact in October 1998, the Partnership reinvested the majority of the net sales proceeds from the sale of the above Properties in a Property in Fayetteville, North Carolina. The Partnership reinvested the remaining net sales proceeds from the sale of the above Properties in Melbourne Joint Venture, as described below.

         In addition, during the quarters ended March 31, 1999 and 1998, the Partnership owned and leased ten and nine Properties indirectly through joint venture arrangements, respectively. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $93,686 and $82,505, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributable to the Partnership investing in Melbourne Joint Venture in April 1998.

         In addition, during the quarters ended March 31, 1999 and 1998, the Partnership earned $10,520 and $20,979, respectively in interest and other income. Interest and other income during the quarter ended March 31, 1998 was higher than that earned during the quarter ended March 31, 1999, primarily due to the fact that the Partnership earned interest on the net sales proceeds relating to the sales of two Properties during 1998, as described above, pending the reinvestment of the net sales proceeds in additional Properties. These net sales proceeds were reinvested in October 1998.

         Operating expenses, including depreciation and amortization expense, were $238,000 and $161,490 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributable to the fact that during the quarter ended March 31, 1999, the Partnership accrued insurance and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to four Properties in June 1998, as described above. In addition, the increase in operating expenses during the quarter ended March 31, 1999, is partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. The Partnership has entered into new leases, each with a new tenant, for two of the four rejected Properties, as described above. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to the respective Properties; therefore, the general partners do not anticipate the Partnership will incur these expenses for these two Properties in the future. However, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the two remaining, vacant Properties until new tenants or purchasers are located. The Partnership is currently seeking either new tenants or purchasers for these Properties. In addition, the Partnership will incur certain expenses such as real estate taxes, insurance, and maintenance relating to one or more of the five Properties still leased by Long John Silver's, Inc. if one or more of the leases are rejected.

         In addition, the increase in operating expenses during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is also partially due to the fact that the Partnership incurred $33,175 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses during the quarter ended March 31, 1999 is partially attributable to an increase in state taxes due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         At March 31, 1999, the Partnership recorded a provision for loss on building in the amount of $60,882 for financial reporting purposes relating to a Long John Silver's Property in Stockbridge, Georgia whose lease was rejected by the tenant, as described above. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at March 31, 1999 and the estimated net sales proceeds from the sale of the Property based on a purchase and sales contract with an unrelated third party.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.       Changes in Securities.       Inapplicable.

Item 3.       Default upon Senior Securities.   Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.        Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed Merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999


              CNL INCOME FUND XIV, LTD.

                       By:   CNL REALTY CORPORATION
                             General Partner


                               By:   /s/ James M. Seneff, Jr.
                                     -----------------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                               By:   /s/ Robert A. Bourne
                                     -----------------------------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                            Accounting Officer)