Form 10-K/A
period 1997-12-31
CNL INCOME FUND XIV LTD
filed 1999-07-30
CIK 893571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund XIV, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,606,055 and were used to acquire 54 Properties, including 18 Properties consisting of land only and four Properties owned by joint ventures in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,475,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of the Checkers Property in Knoxville, Tennessee, and the Checkers Property in Dallas, Texas, exercised its option in accordance with the lease agreements to substitute two other Properties for the Knoxville, Tennessee and Dallas, Texas Properties. The Partnership sold the Knoxville and Dallas Properties to the tenant and used the net sales proceeds to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. The building portion of the Boston Market in Murfreesboro, Tennessee, is owned by the tenant. In addition, during the year ended December 31, 1997, the Port of Palm Bay took possession of the Property in Riviera

         Beach, Florida through a total right of way taking. In addition, during the year ended December 31, 1997, Wood Ridge Real Estate Joint Venture reinvested the remaining proceeds from the sales of the two Properties in 1996, in a Taco Bell Property in Anniston, Alabama. As a result of the above transactions, as of December 31, 1997, the Partnership owned 58 Properties. The 58 Properties include 17 wholly owned Properties consisting of land only and interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer. The lessee of the 17 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. In January 1998, the Partnership sold two Properties, one in Madison, Alabama and one in Richmond, Virginia (Checkers #458). The Partnership intends to reinvest the net proceeds from each of the sales in additional Properties. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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


         Generally, the leases of the Properties provide for two to five -year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Major Tenants

         During 1997, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Foodmaker, Inc., (iii) Long John Silver's,

Inc., (iv) Checkers Drive-In Restaurants, Inc. and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from nine Properties owned by joint ventures). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to 11 restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to nine restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 17 restaurants and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, six Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of rental income from nine Properties owned by joint ventures). In subsequent years, it is anticipated that these six Restaurant Chains each will account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements


         The Partnership  entered into two separate joint venture  arrangements:
Attalla Joint Venture and Salem Joint Venture, with CNL Income Fund XIII, Ltd., an affiliate of the General Partners, each to purchase and hold one Property. In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with CNL Income Fund XV, Ltd., an affiliate of the General Partners, to purchase and hold two Properties. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant, and as of December 31, 1997, had reinvested the majority of the net sales proceeds in six replacement Properties. The joint venture distributed the remaining net sales proceeds to the Partnership and its co-venture partner on a pro rata basis during 1997. In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners , to construct and hold one restaurant Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 50 percent interest in Attalla Joint Venture, a 72.2% interest in Salem Joint Venture, a 50 percent interest in

Wood-Ridge Real Estate Joint Venture and a 39.94% interest in CNL Kingston Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.


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

         The use of joint venture arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 58 Properties. Of the 58 Properties, 49 are owned by the Partnership in fee simple and nine are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,900 to 100,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                        Number of Properties

         Alabama                                5
         Arizona                                3
         Colorado                               1
         Florida                                8
         Georgia                                5
         Kansas                                 2
         Louisiana                              1
         Minnesota                              1
         Missouri                               1
         Mississippi                            1
         North Carolina                         7
         Nevada                                 1
         Ohio                                   5
         South Carolina                         1
         Tennessee                              5
         Texas                                  9
         Virginia                               2
                                          -------
         TOTAL PROPERTIES:                     58
                                          =======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 17 Checkers Properties owned by the Partnership and the Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $35,881,317 and $6,203,624, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                              Number of Properties

         Boston Market                                          4
         Burger King                                            1
         Checkers                                              17
         Denny's                                                6
         East Side Mario's                                      1
         Golden Corral                                          4
         Hardee's                                               7
         Jack in the Box                                        6
         Long John Silver's                                     9
         Shoney's                                               1
         Taco Bell                                              2
                                                          -------
         TOTAL PROPERTIES                                      58
                                                          =======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                           For the Year Ended December 31:
                                   1997            1996              1995               1994              1993
                               ----------        ----------       ----------        ----------       -----------
    Rental Revenues (1)        $4,283,030        $4,347,586       $4,376,790        $3,178,699        $225,613
    Properties                         58                57               54                53              21
    Average Rent per Unit         $73,845           $76,273          $81,052           $59,975         $10,743

(1) Rental revenues include the Partnership's share of rental revenues from the nine Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income
               1998                             -                           -                           -
               1999                             -                           -                           -
               2000                             -                           -                           -
               2001                             -                           -                           -
               2002                             -                           -                           -
               2003                             -                           -                           -
               2004                             -                           -                           -
               2005                             -                           -                           -
               2006                             -                           -                           -
               2007                             1                      38,031                       0.88%
               Thereafter                      57                   4,260,172                      99.12%
                                         --------             ---------------             ---------------
               Totals                          58                   4,298,203                     100.00%
                                         ========             ===============             ===============


      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business Major Tenants), are substantially the same as those described in Item 1.
Business - Leases.

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



 Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.


                                     PART II


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

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.


      Currently, cash reserves , rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1997, the Partnership had $1,285,777 invested in such short-term investments as compared to $1,462,012 at December 31, 1996. The decrease in cash is primarily attributable to the Partnership investing in CNL Kingston Joint Venture in September 1997, as described above. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

      The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

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

      The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,520, $3,712,522 and $3,628,130 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $0.83 per Unit for each of the years ended December 31, 1997 and 1996 and $0.81 per Unit for the year ended December 31, 1995. No amounts distributed or to be distributed to the Limited Partners for the years ended 1997, 1996 and 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.

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


      In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $309,879, $459,137 and $338,717, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1997 as compared to 1996, and the increase during 1996 as compared to 1995, is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Capital Resources."

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


      Operating expenses, including depreciation and amortization expense, were $602,753, $586,710 and $588,952 for the years ended December 31, 1997, 1996 and
1995, respectively. The increase in operating expenses during 1997 as compared to 1996 was primarily attributable to the fact that the Partnership recorded bad debt expense of $10,500 during 1997 relating to the Property in Akron, Ohio. Due to the fact that the temporary operator ceased operating the Property in May, 1997, as described above in " Capital Resources," the General Partners ceased further collection efforts of these past due amounts.

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


      As a result of the 1995 sales of the Properties in Knoxville, Tennessee, and Dallas, Texas, as described above in "Capital Resources," the Partnership recognized a loss for financial reporting purposes of $66,518 for the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to straight lining future scheduled rent increases that the Partnership had recorded and wrote off at the time of the sale. No Properties were sold during 1996 and 1997.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

                                        CNL INCOME FUND XIV, LTD.

                                         By:      CNL REALTY CORPORATION
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE, President


                                         By:      ROBERT A. BOURNE
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE


                                         By:      JAMES M. SENEFF, JR.
                                                  General Partner

                                                  /s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                   Date
/s/ Robert A. Bourne                President, Treasurer and Director        July 29, 1999
--------------------------          (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Oficer and Director      July 29, 1999
--------------------------          (Principal Executive Officer)
James M. Seneff, Jr.


