Form 10-Q
period 1999-06-30
CNL INCOME FUND XIV LTD
filed 1999-08-12
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
 -----------------------------------------------------------------------------
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                June 30,             December 31,
                                                                                  1999                   1998
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance
       for loss on building                                                      $ 24,871,707           $ 26,509,264
   Net investment in direct financing leases                                        7,813,800              7,300,102
   Investment in joint ventures                                                     3,850,463              3,813,175
   Cash and cash equivalents                                                        1,458,499                949,056
   Receivables, less allowance for doubtful accounts
       of $1,105 in 1999 and 1998                                                      56,816                 62,824
   Prepaid expenses                                                                    18,407                  8,389
   Lease costs, less accumulated amortization of
       $1,898 in 1999                                                                  31,102                     --
   Accrued rental income, less allowance for doubtful
       accounts of $12,622 in 1999 and 1998                                         2,068,192              1,895,349
                                                                           -------------------    -------------------

                                                                                 $ 40,168,986           $ 40,538,159
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   88,637             $    2,577
   Accrued and escrowed real estate taxes payable                                       5,152                 18,198
   Distributions payable                                                              928,130                928,130
   Due to related party                                                                47,290                 25,432
   Rents paid in advance and deposits                                                  68,013                 88,098
                                                                           -------------------    -------------------
       Total liabilities                                                            1,137,222              1,062,435

   Commitments and Contingencies (Note 3)

   Partners' capital                                                               39,031,764             39,475,724
                                                                           -------------------    -------------------

                                                                                 $ 40,168,986           $ 40,538,159
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                     Six Months Ended
                                                                  June 30,                            June 30,
                                                           1999              1998              1999              1998
                                                        ------------     -------------     --------------    --------------
Revenues:
    Rental income from operating leases                   $ 730,510         $ 707,601        $ 1,437,315      $ 1,424,878
    Adjustments to accrued rental income                         --          (262,969 )               --         (262,969  )
    Earned income from direct financing leases              222,341           218,056            421,507          460,275
    Interest and other income                                 6,960            25,483             17,480           46,462
                                                        ------------     -------------     --------------    --------------
                                                            959,811           688,171          1,876,302        1,668,646
                                                        ------------     -------------     --------------    --------------

Expenses:
    General operating and administrative                     32,840            42,628             81,183           78,931
    Professional services                                     9,792            10,695             17,576           16,877
    Management fees to related party                          9,928             9,280             19,472           18,786
    Real estate taxes                                           457             1,276              5,331            4,726
    State and other taxes                                       334                40             30,688           21,036
    Depreciation and amortization                            94,346            85,053            198,272          170,106
    Transaction costs                                        85,038                --            118,213               --
                                                        ------------     -------------     --------------    --------------
                                                            232,735           148,972            470,735          310,462
                                                        ------------     -------------     --------------    --------------

Income Before Equity in Earnings of Joint
    Ventures,  Gain (Loss) on Sale of Land and
    Buildings and Provision for Loss on Building            727,076           539,199          1,405,567        1,358,184

Equity in Earnings of Joint Ventures                         95,136            82,126            188,822          164,631

Gain (Loss) on Sale of Land and Buildings                   (60,882 )          41,408            (60,882 )        112,206

Provision for Loss on Building                              (60,325 )              --           (121,207 )             --
                                                        ------------     -------------     --------------    --------------

Net Income                                                $ 701,005         $ 662,733        $ 1,412,300      $ 1,635,021
                                                        ============     =============     ==============    ==============

Allocation of Net Income:
    General partners                                       $  7,695         $   6,214          $  15,163        $  15,228
    Limited partners                                        693,310           656,519          1,397,137        1,619,793
                                                        ------------     -------------     --------------    --------------

                                                          $ 701,005         $ 662,733        $ 1,412,300      $ 1,635,021
                                                        ============     =============     ==============    ==============

Net Income Per Limited Partner Unit                        $   0.15          $   0.15          $    0.31        $    0.36
                                                        ============     =============     ==============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,500,000         4,500,000          4,500,000        4,500,000
                                                        ============     =============     ==============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Six Months Ended                Year Ended
                                                                              June 30,                   December 31,
                                                                                1999                         1998
                                                                       ------------------------     -----------------------
General partners:
    Beginning balance                                                            $     177,733               $     146,640
    Net income                                                                          15,163                      31,093
                                                                       ------------------------     -----------------------
                                                                                       192,896                     177,733
                                                                       ------------------------     -----------------------

Limited partners:
    Beginning balance                                                               39,297,991                  39,842,517
    Net income                                                                       1,397,137                   3,167,994
    Distributions ($0.41 and $0.83 per
       limited partner unit, respectively)                                          (1,856,260 )                (3,712,520 )
                                                                       ------------------------     -----------------------
                                                                                    38,838,868                  39,297,991
                                                                       ------------------------     -----------------------

Total partners' capital                                                        $    39,031,764              $   39,475,724
                                                                       ========================     =======================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                1999                 1998
                                                                           ----------------     ---------------
Increase (Decrease ) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $1,746,523          $1,845,728
                                                                           ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                    696,300           1,250,140
       Investment in joint ventures                                                (44,120 )          (310,097 )
       Increase in restricted cash                                                      --            (193,654 )
       Payment of lease costs                                                      (33,000 )                --
                                                                           ----------------     ---------------
          Net cash provided by investing activities                                619,180             746,389
                                                                           ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (1,856,260 )        (1,856,260 )
                                                                           ----------------     ---------------
          Net cash used in financing activities                                 (1,856,260 )        (1,856,260 )
                                                                           ----------------     ---------------

Net Increase in Cash and Cash Equivalents                                          509,443             735,857

Cash and Cash Equivalents at Beginning of Period                                   949,056           1,285,777
                                                                           ----------------     ---------------

Cash and Cash Equivalents at End of Period                                      $1,458,499          $2,021,634
                                                                           ================     ===============

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1998.

         Certain items in the prior year's financial statements have been reclassified to conform to 1999 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Land and Building on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                  June 30,               December 31,
                                                                    1999                     1998
                                                            ---------------------     --------------------
                     Land                                          $  15,900,097            $  16,195,936
                     Buildings                                        10,966,349               12,024,577
                                                            ---------------------     --------------------
                                                                      26,866,446               28,220,513
                     Less accumulated
                         depreciation                                 (1,836,377 )             (1,674,094 )
                                                            ---------------------     --------------------
                                                                      25,030,069               26,546,419
                     Less allowance for
                         loss on building                               (158,362 )                (37,155 )
                                                            ---------------------     --------------------

                                                                   $  24,871,707            $  26,509,264
                                                            =====================     ====================

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


2.       Land and Building on Operating Leases - Continued:

         As of December 31, 1998, the Partnership recorded a provision for loss on building in the amount of $37,155 for financial reporting purposes relating to the Long John Silver's property in Shelby, North Carolina. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for the property. During the six months ended June 30, 1999, the Partnership increased the allowance by $121,207 to a total of $158,362. The adjusted allowance represented the difference between the carrying value of the property at June 30, 1999 and the estimated net sales proceeds from the sale of the property based on a sales contract with an unrelated third party.

         In May 1999, the Partnership sold its property in Stockbridge, Georgia to a third party for $700,000, and received net sales proceeds of $696,300, resulting in a loss of $60,882 for financial reporting purposes.

3.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,156,521 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,435,559 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Commitments and Contingencies - Continued:

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

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

         In May 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Shelby, North Carolina. At June 30, 1999, the Partnership established a provision for loss on building related to the anticipated sale of this property (see Note 2). As of August 9, 1999, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30 1999, the Partnership owned 56 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,746,523 and $1,845,728 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In April 1998, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Madison, Alabama in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant Property. As of June 30, 1999, the Partnership had contributed approximately $539,100, of which approximately $44,100 was contributed during the six months ended June 30, 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of June 30, 1999, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         In May 1999, the Partnership sold its Property in Stockbridge, Georgia, to an unrelated third party for $700,000 and received net sales proceeds of $696,300. As a result of this transaction, the Partnership recognized a loss of $60,882 for financial reporting purposes. The Partnership intends to reinvest these net sales proceeds in an additional Property.

         In May 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Shelby, North Carolina. At June 30, 1999, the Partnership established a provision for loss on building related to the anticipated sale of this property (see Note 2). As of August 9, 1999, the sale had not occurred.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $1,458,499 invested in such short-term investments, as compared to $949,056 at December 31, 1998. The increase in cash and cash equivalents during the six months ended June 30, 1999, is primarily due to the receipt of $696,300 in net sales proceeds from the sale of the Property in Stockbridge, Georgia. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to acquire an additional Property and to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,856,260 for each of the six months ended June 30, 1999 and 1998 ($928,130 for each of the quarters ended June 30, 1999 and 1998). This represents distributions for each applicable six months of $0.41 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,137,222 at June 30, 1999, from $1,062,435 at December 31, 1998.
The increase in liabilities at June 30, 1999 is partially a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership owned and leased 49 wholly owned Properties (which included three Properties which were sold during 1998), and during the six months ended June 30, 1999, the Partnership owned and leased 47 wholly owned Properties (which included one Property which was sold during 1999), to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999 and 1998, the Partnership earned $1,858,822 and $1,622,184, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $952,851 and $662,688 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

         Rental and earned income was lower during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1999, primarily due to the fact that in June 1998 Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the nine Properties it leased. As a result, this tenant ceased making rental payments on the four rejected leases. In connection with the four rejected leases, during the six months ended June 30, 1998, the Partnership wrote off approximately $263,000 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these four Properties. The Partnership has continued to receive rental payments relating to the five leases not rejected by the tenant. The Partnership has entered into new leases, each with a new tenant, for two of the four vacant Properties. In connection with the new leases, the tenant for each Property has agreed to pay for all costs necessary to convert these Properties into different restaurant concepts. Conversion of both Properties was completed in March 1999, at which time rental payments commenced. In May 1999, the Partnership sold one of the vacant Properties and intends to reinvest the net sales proceeds in an additional Property. The Partnership will not recognize any rental and earned income from the remaining vacant Property until a replacement tenant for this Property is located, or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. While Long John Silver's, Inc.
has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of these leases will not be rejected in the future. The lost revenues resulting from the remaining vacant Property, as described above, and the possible rejection of the remaining five leases, could have an adverse effect on the results of operations of the Partnership, if the Partnership was not able to re-lease these Properties in a timely manner.

         The increase in rental and earned income during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was partially offset by a decrease in rental and earned income during the quarter and six months ended June 30, 1999, as a result of the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia. This decrease in rental and earned income was partially offset by the fact in October 1998 the Partnership reinvested the majority of the net sales proceeds from the sale of the above Properties in a Property in Fayetteville, North Carolina. The Partnership reinvested the remaining net sales proceeds in Melbourne Joint Venture, as described below.

         During the six months ended June 30, 1999 and 1998, the Partnership also owned and leased ten and nine Properties respectively, indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $188,822 and $164,631, respectively, $95,136 and $82,126 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, is primarily attributable to the Partnership investing in Melbourne Joint Venture in April 1998.

         In addition, during the six months ended June 30, 1999 and 1998, the Partnership earned $17,480 and $46,462, respectively, in interest and other income, $6,960 and $25,483 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Interest and other income was higher during the quarter and six months ended June 30, 1998 than that earned during the quarter and six months ended June 30, 1999, primarily due to the fact that the Partnership earned interest on the net sales proceeds relating to the sales of two Properties during 1998, as described above, pending reinvestment in additional Properties. These net sales proceeds were reinvested in October 1998.

         Operating expenses, including depreciation and amortization expense, were $470,735 and $310,462 for the six months ended June 30, 1999 and 1998, respectively, of which $232,735 and $148,972 were incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily due to the fact that during the quarter and six months ended June 30, 1999, the Partnership incurred $85,038 and $118,213, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The increase in operating expenses during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was also partially attributable to an increase in depreciation expense due to the fact that during the six months ended June 30, 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four Properties, as described above. In conjunction therewith, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases.

         During the six months ended June 30, 1999 and 1998, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance relating to the four Properties whose leases were rejected by the tenant, as described above. The Partnership has entered into new leases, each with a new tenant, for two of the four rejected Properties. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to the respective Properties and the Partnership also sold one of the vacant Properties, as described above; therefore, the general partners do not anticipate the Partnership will incur these expenses for these three Properties in the future. However, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the remaining, vacant Property until a new tenant or purchaser is located. The Partnership is currently seeking either a new tenant or purchaser for this Property. In addition, the Partnership will incur certain expenses such as real estate taxes, insurance, and maintenance relating to one or more of the five Properties still leased by Long John Silver's, Inc. if one or more of the leases are rejected.

         As a result of the sale of the Property in Stockbridge, Georgia, as described above in "Capital Resources," the Partnership recognized a loss of $60,882 for financial reporting purposes during the quarter and six months ended June 30, 1999. As a result of the sale of the Property in Richmond, Virginia during the six months ended June 30, 1998, and the receipt of proceeds from the right of way taking of the Property in Riviera Beach, Florida, during the quarter and six months ended June 30, 1998, the Partnership recognized gains of $41,408 and $112,206, respectively, for financial reporting purposes.

         At June 30, 1999, the Partnership recorded a provision for loss on building in the amount of $121,207 for financial reporting purposes relating to a Long John Silver's Property in Shelby, North Carolina the lease for which was rejected by the tenant, as described above. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at June 30, 1999 and the estimated net sales proceeds from the sale of the Property based on a sales contract with an unrelated third party.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,156,521 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $42,435,559 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1.
Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1999


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