Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XIV LTD
filed 1999-10-29
CIK 893571

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended     December 31, 1998
                                          ------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_________ to_________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes    X      No  _______
                                        -------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XIV, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,606,055 and were used to acquire 54 Properties, including 18 Properties consisting of land only and four Properties owned by joint ventures in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,475,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of the Checkers Property in Knoxville, Tennessee, and the Checkers Property in Dallas, Texas, exercised its option in accordance with the lease agreements to substitute two other Properties for the Knoxville, Tennessee and Dallas, Texas Properties. The Partnership sold the Knoxville and Dallas Properties to the tenant and used the net sales proceeds to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. During the year ended December 31, 1997, the Port of Palm Bay took possession of the Property in Riviera Beach, Florida through a total right of way taking. In addition, during the year ended December 31, 1997, Wood Ridge Real Estate Joint Venture reinvested the remaining proceeds from the sales of the two Properties in 1996, in a Taco Bell Property in Anniston, Alabama. In addition, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with affiliates of the General Partners. During the year ended December 31, 1998, the Partnership sold one Property in Madison, Alabama and two Properties in Richmond, Virginia, and reinvested these proceeds along with the proceeds from the right of way taking in December 1997 of the Property in Riviera Beach, Florida, in a Property in Fayetteville, North Carolina, and in a joint venture arrangement, Melbourne Joint Venture with an affiliate of the General Partners. As a result of the above transactions, as of December 31, 1998, the Partnership owned 57 Properties. The 57 Properties include 15 wholly owned Properties consisting of land only and interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer. The lessee of the 15 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     During June 1998 and in January 1999, three tenants, Long John Silver's, Inc., Finest Foodservice, L.L.C., and BC Superior, L.L.C., filed for bankruptcy and rejected the leases relating to six (four Long John Silver's and two Boston Markets) of their eleven leases (including two Properties held by Woodridge Real Estate Joint Venture) and ceased making rental payments to the Partnership on the rejected leases. In December 1998, January and February 1999, the Partnership entered into new leases for three of the six vacant Properties. In connection therewith, the tenant for each Property has agreed to pay for all costs necessary to convert these Properties into different restaurant concepts. Conversion of these Properties is expected to be completed early in 1999. The lease terms for each Property are substantially the same as the Partnership's other leases as described above. The Partnership will not recognize rental and earned income from the remaining three vacant Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While the tenants have not rejected or affirmed the remaining five leases, there can be no assurance that some or all of these leases will not be rejected in the future. As of March 11, 1999, the Partnership has continued receiving rental payments relating to the five leases not rejected by the tenants. The lost revenues resulting from the three remaining vacant Properties, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the remaining three Properties.

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

Joint Venture Arrangements

     The Partnership has entered into the following joint venture arrangements:
Attalla Joint Venture and Salem Joint Venture, each with CNL Income Fund XIII, Ltd., an affiliate of the General Partners, for each joint venture to purchase, construct, and hold one Property, CNL Kingston Joint Venture with CNL Income Fund XVII, Ltd., an affiliate of the General Partners, to purchase, construct, and hold one Property, and Melbourne Joint Venture with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to construct and hold one restaurant Property. In addition, the Partnership has entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with CNL Income Fund XV, Ltd., an affiliate of the General Partners, to purchase and hold six Properties. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 50 percent interest in Attalla Joint Venture, a 72.2% interest in Salem Joint Venture, a 39.94% interest in CNL Kingston Joint Venture, a 50 percent interest in Melbourne Joint Venture, and a 50 percent interest in Wood-Ridge Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 57 Properties. Of the 57 Properties, 47 are owned by the Partnership in fee simple and ten are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 15,900 to 100,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                                                    Number of Properties
          -----                                                    --------------------
          Alabama                                                           4
          Arizona                                                           3
          Colorado                                                          1
          Florida                                                           9
          Georgia                                                           5
          Kansas                                                            2
          Louisiana                                                         1
          Minnesota                                                         1
          Missouri                                                          1
          Mississippi                                                       1
          North Carolina                                                    8
          Nevada                                                            1
          Ohio                                                              5
          South Carolina                                                    1
          Tennessee                                                         5
          Texas                                                             9
                                                                      -----------
          TOTAL PROPERTIES:                                                57
                                                                      ===========

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 15 Checkers Properties owned by the Partnership and the Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $34,382,479 and $7,187,628, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Restaurant Chain                                              Number of Properties
          ----------------                                              --------------------
          5 & Diner                                                              1
          Bennigan's                                                             1
          Big Boy                                                                1
          Boston Market                                                          4
          Burger King                                                            1
          Checkers                                                              15
          Denny's                                                                6
          East Side Mario's                                                      1
          El Ranchito Restaurant                                                 1
          Golden Corral                                                          4
          Hardee's                                                               6
          Jack in the Box                                                        6
          Long John Silver's                                                     8
          Taco Bell                                                              2
                                                                           ------------
          TOTAL PROPERTIES:                                                     57
                                                                           ============

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

     At December 31, 1998, 93% of the Properties were occupied. At December 31, 1997, 1996, 1995, and 1994 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                            For the Year Ended December 31:

                                 1998                 1997                 1996                 1995                 1994
                           ---------------      ---------------      ---------------      ---------------      ---------------
Rental Income (1)          $     3,805,764      $     4,283,030      $     4,347,586      $     4,376,790      $     3,178,699
Properties (2)                          57                   58                   57                   54                   53
Average per Unit           $        66,768      $        73,845      $        76,273      $        81,052      $        59,975

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                                    Percentage of
                                         Number                     Annual Rental                    Gross Annual
   Expiration Year                     of Leases                       Revenues                     Rental Income
----------------------            ------------------             ------------------            ---------------------
         1999                                 --                             --                              --
         2000                                 --                             --                              --
         2001                                 --                             --                              --
         2002                                 --                             --                              --
         2003                                 --                             --                              --
         2004                                 --                             --                              --
         2005                                 --                             --                              --
         2006                                 --                             --                              --
         2007                                  1                         76,992                            1.98%
         2008                                  2                        336,389                            8.67%
      Thereafter                              50                      3,467,179                           89.35%
                                          ------                    -----------                        --------
      Totals (1)                              53                      3,880,560                          100.00%
                                          ======                    ===========                        ========

(1)  Excludes four Properties which were vacant at December 31, 1998.

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

     None of the Properties owned by the Partnership, or the joint ventures in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1998, the Partnership had $949,056 invested in such short-term investments as compared to $1,285,777 at December 31, 1997. The decrease in cash is primarily attributable to the Partnership investing a portion of the amounts held at December 31, 1997 in a Property in Fayetteville, North Carolina, as described above. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1998, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs. Total liabilities at December 31, 1998, to the extent they exceed cash and cash equivalents at December 31, 1998, will be paid from future cash from operations, and in the event the General Partners elect to make additional contributions, from future General Partner contributions.

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

     In addition, rental and earned income decreased by approximately $162,600 in 1998, as compared to 1997, as a result of the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia and the 1997 right of way taking of the Property in Riviera Beach, Florida. The decrease in rental and earned income was partially offset by the fact that in October 1998, the Partnership reinvested the majority of the net sales proceeds from the sale of the above Properties in a Property in Fayetteville, North Carolina, as described above in "Capital Resources." In addition, the decrease during 1998 is partially offset by an increase in rental income relating to the Property in Akron, Ohio, as described below, being operational for a full year in 1998 as compared to a partial year in 1997.

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

     The increase in operating expenses during 1997, as compared to 1996, was primarily attributable to the fact that the Partnership recorded bad debt expense of $10,500 during 1997 relating to the Property in Akron, Ohio. Due to the fact that the temporary operator ceased operating the Property in May, 1997, as described above in "Capital Resources," the General Partners ceased further collection efforts of these past due amounts.

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

     As a result of the sales of several Properties and the receipt of proceeds from the right of way taking of the Property in Riviera Beach, Florida, as described above in "Capital Resources," the Partnership recognized gains totaling $112,206 for financial reporting purposes during the year ended December 31, 1998. No Properties were sold during 1997 and 1996.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,313,041 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $42,435,559 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General

Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                                Page
                                                                                ----
Report of Independent Accountants                                                 19

Financial Statements:

  Balance Sheets                                                                  20

  Statements of Income                                                            21

  Statements of Partners' Capital                                                 22

  Statements of Cash Flows                                                        23

  Notes to Financial Statements                                                   25

                       Report of Independent Accountants
                       ---------------------------------



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





/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 22, 1999, except for Note 11 for which the date is March 11, 1999

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                               December 31,
                                                                      1998                     1997
                                                               ----------------         -----------------
                   ASSETS
                   ------
Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on building                                        $     26,509,264         $      25,217,725
Net investment in direct financing leases                             7,300,102                 9,041,485
Investment in joint ventures                                          3,813,175                 3,271,739
Cash and cash equivalents                                               949,056                 1,285,777
Restricted cash                                                              --                   318,592
Receivables, less allowance for doubtful
   accounts of $1,105 in 1998                                            62,824                    19,912
Prepaid expenses                                                          8,389                     7,915
Organization costs, less accumulated
   amortization of $10,000 and $8,599                                        --                     1,401
Accrued rental income less allowance for
   doubtful accounts of $12,622 and $6,295                            1,895,349                 1,820,078
                                                               ----------------         -----------------

                                                               $     40,538,159         $      40,984,624
                                                               ================         =================


              LIABILITIES AND PARTNERS' CAPITAL
              ---------------------------------

Accounts payable                                               $          2,577         $          10,258
Accrued and escrowed real estate taxes
   payable                                                               18,198                    19,570
Distributions payable                                                   928,130                   928,130
Due to related parties                                                   25,432                     7,853
Rents paid in advance and deposits                                       88,098                    29,656
                                                               ----------------         -----------------
       Total liabilities                                              1,062,435                   995,467

Partners' capital                                                    39,475,724                39,989,157
                                                               ----------------         -----------------

                                                               $     40,538,159         $      40,984,624
                                                               ================         =================



                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.

                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                              Year Ended December 31,
                                                                1998                   1997                  1996
                                                           -------------          -------------          -------------
Revenues:
 Rental income from operating leases                       $   2,792,931          $   2,872,283          $   2,953,895
 Adjustments to accrued rental income                           (277,319)                    --                     --
 Earned income from direct financing leases                      844,343              1,017,627              1,026,616
 Contingent rental income                                         63,776                 21,617                  7,014
 Interest and other income                                        90,425                 47,287                 56,377
                                                           -------------          -------------          -------------
                                                               3,514,156              3,958,814              4,043,902
                                                           -------------          -------------          -------------
Expenses:
 General operating and administrative                            168,184                154,654                162,163
 Professional services                                            34,309                 29,746                 24,138
 Bad debt expense                                                     --                 10,500                     --
 Management fees to related parties                               37,430                 38,626                 38,785
 Real estate taxes                                                17,435                  7,192                  3,426
 State and other taxes                                            22,498                 21,874                 18,109
 Loss on termination of direct financing lease                    21,873                     --                     --
 Depreciation and amortization                                   380,814                340,161                340,089
 Transaction costs                                                25,231                     --                     --
                                                           -------------          -------------          -------------
                                                                 707,774                602,753                586,710
                                                           -------------          -------------          -------------

Income Before Equity in Earnings of Joint Ventures,
 Gain on Land and Building from Right of Way
 Taking, Gain on Sale of Land and Building, and
 Provision for Loss on Building                                2,806,382              3,356,061              3,457,192

Equity in Earnings of Joint Ventures                             317,654                309,879                459,137

Gain on Land and Building from Right of Way
 Taking                                                           41,408                     --                     --

Gain on Sale of Land and Building                                 70,798                     --                     --

Provision for Loss on Building                                   (37,155)                    --                     --
                                                           -------------          -------------          -------------

Net Income                                                 $   3,199,087          $   3,665,940          $   3,916,329
                                                           =============          =============          =============

Allocation of Net Income:
 General partners                                          $      31,093          $      36,659          $      39,163
 Limited partners                                              3,167,994              3,629,281              3,877,166
                                                           -------------          -------------          -------------
                                                           $   3,199,087          $   3,665,940          $   3,916,329
                                                           =============          =============          =============

Net Income Per Limited Partner Unit                        $        0.70          $        0.81          $       0 .86
                                                           =============          =============          =============

Weighted Average Number of Limited Partner
 Units Outstanding                                             4,500,000              4,500,000              4,500,000
                                                           =============          =============          =============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                Years Ended December 31, 1998, 1997, and 1996

                                           General Partners                                Limited Partners
                                     ----------------------------------------------------------------------------------
                                                         Accumulated                                       Accumulated
                                     Contributions        Earnings      Contributions    Distributions       Earnings
                                     -------------     -------------    -------------    -------------     ------------
Balance, December 31, 1995           $       1,000     $      69,818    $  45,000,000    $  (6,710,883)    $  6,855,940

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                        --                --               --       (3,712,522)              --
 Net income                                     --            39,163               --               --        3,877,166
                                     -------------     -------------    -------------    -------------     ------------

Balance, December 31, 1996                   1,000           108,981       45,000,000      (10,423,405)      10,733,106

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                        --                --               --       (3,712,520)              --
 Net income                                     --            36,659               --               --        3,629,281
                                     -------------     -------------    -------------    -------------     ------------

Balance, December 31, 1997                   1,000           145,640       45,000,000      (14,135,925)      14,362,387

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                        --                --               --       (3,712,520)              --
 Net income                                     --            31,093               --               --        3,167,994
                                     -------------     -------------    -------------    -------------     ------------

Balance, December 31, 1998           $       1,000     $     176,733    $  45,000,000    $ (17,848,445)    $ 17,530,381
                                     =============     =============    =============    =============     ============
                                 --------------
                                  Syndication
                                     Costs              Total
                                 --------------     --------------
Balance, December 31, 1995       $   (5,383,945)    $   39,831,930

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                     --         (3,712,522)
 Net income                                  --          3,916,329
                                 --------------     --------------

Balance, December 31, 1996           (5,383,945)        40,035,737

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                     --         (3,712,520)
 Net income                                  --          3,665,940
                                 --------------     --------------

Balance, December 31, 1997           (5,383,945)        39,989,157

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                     --         (3,712,520)
 Net income                                  --          3,199,087
                                 --------------     --------------

Balance, December 31, 1998       $   (5,383,945)    $   39,475,724
                                 ==============     ==============

                     See accompanying notes to statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                        Year Ended December 31,
                                                           1998                   1997                   1996
                                                    ---------------        ---------------        ---------------
Increase (Decrease) in Cash and Cash
Equivalents:

   Cash Flows from Operating Activities:
     Cash received from tenants                     $     3,391,042         $    3,501,064        $     3,572,793
     Distributions from joint ventures                      343,684                308,220                340,299
     Cash paid for expenses                                (293,428)              (243,326)              (250,885)
     Interest received                                       73,246                 40,232                 44,089
                                                    ---------------        ---------------        ---------------
       Net cash provided by operating
         activities                                       3,514,544              3,606,190              3,706,296
                                                    ---------------        ---------------        ---------------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and building              1,606,702                     --                     --
     Proceeds received from right of way taking              41,408                318,592                     --
     Additions to land and buildings on
       operating leases                                    (605,712)                    --                     --
     Investment in direct financing leases                 (931,237)                    --                     --
     Investment in joint ventures                          (568,498)              (121,855)                (7,500)
     Return of capital from joint venture                        --                 51,950                     --
     Decrease (increase) in restricted cash                 318,592               (318,592)                    --
                                                    ---------------        ---------------        ---------------
       Net cash used in investing activities               (138,745)               (69,905)                (7,500)
                                                    ---------------        ---------------        ---------------

   Cash Flows from Financing Activities:
     Distributions to limited partners                   (3,712,520)            (3,712,520)            (3,712,522)
                                                    ---------------        ---------------        ---------------
         Net cash used in financing activities           (3,712,520)            (3,712,520)            (3,712,522)
                                                    ---------------        ---------------        ---------------

Net Decrease in Cash and Cash Equivalents                  (336,721)              (176,235)               (13,726)

Cash and Cash Equivalents at Beginning of Year            1,285,777              1,462,012              1,475,738
                                                    ---------------        ---------------        ---------------

Cash and Cash Equivalents at End of Year            $       949,056        $     1,285,777        $     1,462,012
                                                    ===============        ===============        ===============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                                 Year Ended December 31,
                                                                     1998                  1997                 1996
                                                                --------------        --------------       --------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:

   Net income                                                   $    3,199,087        $    3,665,940       $    3,916,329
                                                                --------------        --------------       --------------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Bad debt expense                                                     --                10,500                   --
       Loss on termination of direct
         financing lease                                                21,873                    --                   --
       Depreciation                                                    378,381               337,180              337,181
       Amortization                                                      2,433                 2,981                2,908
       Equity in earnings of joint ventures,
         net of distributions                                           26,030                (1,659)            (118,889)
       Gain on land and building from right of way
         taking                                                        (41,408)                   --                   --
       Gain on sale of land and building                               (70,798)                   --                   --
       Provision for loss on building                                   37,155                    --                   --
       Decrease in net investment in direct
         financing leases                                               82,359                83,787               74,798
       Increase in receivables                                         (38,232)               (6,935)             (13,946)
       Decrease (increase) in prepaid
         expenses                                                         (474)                  328               (4,802)
       Increase in accrued rental income                              (148,845)             (471,287)            (491,221)
       Increase (decrease) in accounts
         payable and accrued expenses                                   (9,038)               12,017               (8,408)
       Increase (decrease) in due to related
         parties                                                        17,579                 6,202               (5,218)
       Increase (decrease) in rents paid in
         advance and deposits                                           58,442               (32,864)              17,564
                                                                --------------        --------------       --------------
          Total adjustments                                            315,457               (59,750)            (210,033)
                                                                --------------        --------------       --------------

Net Cash Provided by Operating Activities                       $    3,514,544        $    3,606,190       $    3,706,296
                                                                ==============        ==============       ==============

Supplemental Schedule of Non-Cash
 Financing Activities:

   Distributions declared and unpaid at
     December 31                                                $      928,130        $      928,130       $      928,130
                                                                ==============        ==============       ==============



                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XIV, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

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

     Investment in Joint Ventures - The Partnership accounts for its interests
     ----------------------------
     in Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, Melbourne Joint Venture, and CNL Kingston Joint Venture using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Organization Costs - Organization costs were amortized over five years
     ------------------
     using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

2.   Leases:
     ------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                        1998                  1997
                                                  ---------------        ---------------
Land                                              $    16,195,936        $    16,425,914
Buildings                                              12,024,577             10,087,524
                                                  ---------------        ---------------
                                                       28,220,513             26,513,438

Less accumulated depreciation                          (1,674,094)            (1,295,713)
                                                  ---------------        ---------------
                                                       26,546,419             25,217,725
Less allowance for loss on building                       (37,155)                    --
                                                  ---------------        ---------------

                                                  $    26,509,264        $    25,217,725
                                                  ===============        ===============

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

             1999                                               $      2,486,272
             2000                                                      2,538,562
             2001                                                      2,557,759
             2002                                                      2,615,117
             2003                                                      2,632,784
             Thereafter                                               27,438,256
                                                                ----------------

                                                                $     40,268,750
                                                                ================

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                  1998                   1997
                                                           -----------------       -----------------
Minimum lease payments
 receivable                                                $      14,282,003       $      18,621,827
Estimated residual values                                          2,373,313               2,842,002
Less unearned income                                              (9,355,214)            (12,422,344)
                                                           -----------------       -----------------

Net investment in direct financing
 leases                                                    $       7,300,102       $       9,041,485
                                                           =================       =================

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

             1999                                               $        898,054
             2000                                                        899,947
             2001                                                        902,770
             2002                                                        911,239
             2003                                                        914,901
             Thereafter                                                9,755,092
                                                                ----------------

                                                                $     14,282,003
                                                                ================

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

5.   Investment in Joint Ventures:
     ----------------------------

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     As of December 31, 1998, Attalla Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, and Melbourne Joint Venture each owned and leased one property, and Wood-Ridge Real Estate Joint Venture owned and leased six properties, to operators of fast-food or family-style restaurants. The following presents the joint ventures' condensed financial information at December 31:

                                                                  1998                1997
                                                            ---------------     ---------------
Land and buildings on operating
 leases, less accumulated
 depreciation                                               $     6,913,765     $     6,008,240
Net investment in direct financing
 lease                                                              360,790             364,479
Cash                                                                 87,922              13,842
Receivables                                                          47,545               2,571
Accrued rental income                                               194,526             150,621
Other assets                                                          1,055               1,257
Liabilities                                                         171,590             231,061
Partners' capital                                                 7,434,013           6,309,949
Revenues                                                            750,147             712,004
Net income                                                          615,127             588,835

     The Partnership recognized income totalling $317,654, $309,879, and $459,137 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.   Restricted Cash:
     ---------------

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


7.   Allocations and Distributions:
     -----------------------------

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                              1998                       1997                       1996
                                                      -----------------          -----------------          ------------------
Net income for financial reporting
     purposes                                         $       3,199,087          $       3,665,940          $        3,916,329

Depreciation for tax reporting purposes in
     excess of depreciation for financial
     reporting purposes                                         (77,202)                  (130,766)                   (130,766)

Direct financing leases recorded as
     operating leases for tax reporting
     purposes                                                    82,359                     83,787                      74,798

Gain on sale of land and building for tax
     reporting purposes in excess of gain
     for financial reporting purposes                            94,442                         --                          --

Gain on land and building from right of way
     taking deferred for tax reporting purposes                 (41,408)                        --                          --

Allowance for loss on building                                   37,155                         --                          --

Equity in earnings of joint ventures for
     financial reporting purposes less than
     (in excess of) equity in earnings of joint
     ventures for tax reporting purposes                         35,645                      3,109                    (174,253)

Capitalization of transaction costs for tax
     reporting purposes                                          25,231                         --                          --

Allowance for doubtful accounts                                   1,105                         --                          --

Accrued rental income                                          (148,845)                  (471,287)                   (491,221)

Loss on lease termination of direct
     financing lease                                             21,873                         --                          --

Rents paid in advance                                            53,442                    (32,864)                     17,564

Other                                                             1,034                    (21,988)                     23,878
                                                      -----------------          -----------------          ------------------

Net income for federal income tax
     purposes                                         $       3,283,918          $       3,095,931          $        3,236,329
                                                      =================          =================          ==================

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Related Party Transactions:
     ---------------------------

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions - Continued:
     ---------------------------------------

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

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:

                                                      1998              1997              1996
                                                 -------------     -------------     -------------
Long John Silver's, Inc.                         $     634,121     $     850,159     $     853,992
Checkers Drive-In
 Restaurants, Inc.                                     628,816           724,612           732,941
Foodmaker, Inc.                                        574,481           562,725           556,100
Golden Corral Corporation                              534,624           520,911           476,350
Flagstar Enterprises, Inc.                             427,801           483,606           498,655
Denny's, Inc.                                              N/A           379,767           380,939

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:

                                                     1998              1997              1996
                                                -------------     -------------     -------------
Long John Silver's                              $     634,121     $     850,159     $     853,992
Checkers Drive-in
 Restaurants                                          628,816           724,612           732,941
Denny's                                               625,101           618,154           615,021
Jack in the Box                                       574,481           562,725           556,100
Golden Corral Family
 Steakhouse Restaurants                               534,624           520,911           476,350
Hardee's                                              427,801           483,606           498,655

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,313,041 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $42,435,559 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

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

             Signature                                Title                                    Date
             ---------                                -----                                    ----
/s/ Robert A. Bourne                    President, Treasurer and Director               October 28, 1999
------------------------------------
Robert A. Bourne                        (Principal Financial and Accounting
                                        Officer)


/s/ James M. Seneff, Jr.                Chief Executive Officer and Director            October 28, 1999
------------------------------------
James M. Seneff, Jr.                    (Principal Executive Officer)