Form 10-Q
period 1999-09-30
CNL INCOME FUND XIV LTD
filed 1999-11-12
CIK 893571

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                    September 30, 1999
                                          --------------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934



For the transition period from _______________________  to ____________________


                            Commission file number
                                    0-23974
                    ---------------------------------------


                           CNL Income Fund XIV, Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                        59-3143096
-------------------------------------------     --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-------------------------------------------     --------------------------------
   (Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    ----

                                   CONTENTS


Part I                                                                     Page
                                                                           ----
   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9-18

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                              18

Part II

   Other Information                                                       19-21

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                                             September 30,           December 31,
                                                                                  1999                   1998
                                                                           -------------------    -------------------
                               ASSETS
                               ------
   Land and buildings on operating leases, less
       accumulated depreciation and allowance
       for loss on building                                                      $ 25,261,659           $ 26,509,264
   Net investment in direct financing leases                                        7,282,407              7,300,102
   Investment in joint ventures                                                     3,870,293              3,813,175
   Cash and cash equivalents                                                        1,432,495                949,056
   Receivables, less allowance for doubtful accounts
       of  $390 and $1,105 in 1999 and 1998, respectively                              37,924                 62,824
   Prepaid expenses                                                                    13,789                  8,389
   Lease costs, less accumulated amortization of
       $2,723 in 1999                                                                  30,277                     --
   Accrued rental income, less allowance for doubtful
       accounts of $12,622 in 1999 and 1998                                         2,132,203              1,895,349
                                                                           -------------------    -------------------

                                                                                 $ 40,061,047           $ 40,538,159
                                                                           ===================    ===================
                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------
   Accounts payable                                                                $  132,528             $    2,577
   Accrued and escrowed real estate taxes payable                                       8,531                 18,198
   Distributions payable                                                              928,130                928,130
   Due to related parties                                                              14,013                 25,432
   Rents paid in advance and deposits                                                  68,380                 88,098
                                                                           -------------------    -------------------
       Total liabilities                                                            1,151,582              1,062,435

   Commitments and Contingencies (Note 5)

   Partners' capital                                                               38,909,465             39,475,724
                                                                           -------------------    -------------------

                                                                                 $ 40,061,047           $ 40,538,159
                                                                           ===================    ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                    Nine Months Ended
                                                                September 30,                      September 30,
                                                           1999              1998              1999              1998
                                                        ------------     -------------     --------------    --------------
Revenues:
    Rental income from operating leases                   $ 726,148         $ 682,180        $ 2,163,463       $2,107,058
    Adjustments to accrued rental income                         --           (14,350)                --         (277,319)
    Earned income from direct financing leases              210,132           184,522            631,639          644,797
    Interest and other income                                14,269            26,585             31,749           73,047
                                                        ------------     -------------     --------------    --------------
                                                            950,549           878,937          2,826,851        2,547,583
                                                        ------------     -------------     --------------    --------------

Expenses:
    General operating and administrative                     41,897            51,444            123,080          130,375
    Professional services                                     9,611             5,632             27,187           22,509
    Management fees to related party                          9,958             8,842             29,430           27,628
    Real estate taxes                                         1,979            41,562              7,310           46,288
    State and other taxes                                        --             1,462             30,688           22,498
    Loss on termination of direct financing lease            20,119            21,873             20,119           21,873
    Depreciation and amortization                            94,168           107,492            292,440          277,598
    Transaction costs                                        62,965                --            181,178               --
                                                        ------------     -------------     --------------    --------------
                                                            240,697           238,307            711,432          548,769
                                                        ------------     -------------     --------------    --------------

Income Before Equity in Earnings of Joint
    Ventures,  Gain (Loss) on Sale of Land and
    Buildings and Provision for Loss on Building            709,852           640,630          2,115,419        1,998,814

Equity in Earnings of Joint Ventures                         95,979            76,939            284,801          241,570

Gain (Loss) on Sale of Land and Buildings                        --                --            (60,882)         112,206

Provision for Loss on Building                                   --                --           (121,207)              --
                                                        ------------     -------------     --------------    --------------

Net Income                                                $ 805,831         $ 717,569        $ 2,218,131       $2,352,590
                                                        ============     =============     ==============    ==============

Allocation of Net Income:
    General partners                                       $  8,058          $  7,175          $  23,221        $  22,403
    Limited partners                                        797,773           710,394          2,194,910        2,330,187
                                                        ------------     -------------     --------------    --------------

                                                          $ 805,831         $ 717,569        $ 2,218,131       $2,352,590
                                                        ============     =============     ==============    ==============

Net Income Per Limited Partner Unit                        $   0.18          $   0.16          $    0.49         $   0.52
                                                        ============     =============     ==============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,500,000         4,500,000          4,500,000        4,500,000
                                                        ============     =============     ==============    ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Nine Months Ended        Year Ended
                                              September 30,         December 31,
                                                   1999                 1998
                                            ------------------  -----------------
General partners:
    Beginning balance                         $       177,733      $     146,640
    Net income                                         23,221             31,093
                                            ------------------  -----------------
                                                      200,954            177,733
                                            ------------------  -----------------

Limited partners:
    Beginning balance                              39,297,991         39,842,517
    Net income                                      2,194,910          3,167,994
    Distributions ($0.62 and $0.83 per
       limited partner unit, respectively)         (2,784,390)       (3,712,520)
                                            ------------------  -----------------
                                                   38,708,511         39,297,991
                                            ------------------  -----------------

Total partners' capital                      $     38,909,465     $   39,475,724
                                            ==================  =================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                1999                 1998
                                                                           ---------------      --------------

Increase (Decrease ) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $2,648,649          $2,610,638
                                                                           ---------------      --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                    696,300           1,648,110
       Investment in joint ventures                                                (44,120)           (387,573)
       Increase in restricted cash                                                      --             (79,378)
       Payment of lease costs                                                      (33,000)                 --
                                                                           ---------------      --------------
          Net cash provided by investing activities                                619,180           1,181,159
                                                                           ---------------      --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (2,784,390)         (2,784,390)
                                                                           ---------------      --------------
          Net cash used in financing activities                                 (2,784,390)         (2,784,390)
                                                                           ---------------      --------------

Net Increase in Cash and Cash Equivalents                                          483,439           1,007,407

Cash and Cash Equivalents at Beginning of Period                                   949,056           1,285,777
                                                                           ---------------      --------------

Cash and Cash Equivalents at End of Period                                      $1,432,495          $2,293,184
                                                                           ===============      ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                 $ 928,130           $ 928,130
                                                                           ===============      ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.   Land and Building on Operating Leases:
     -------------------------------------

     Land and buildings on operating leases consisted of the following at:

                                      September 30,             December 31,
                                           1999                     1998
                                    --------------------     -------------------

         Land                             $  15,996,849            $  16,195,936
         Buildings                           11,352,634               12,024,577
                                    --------------------     -------------------
                                             27,349,483               28,220,513
         Less accumulated
             depreciation                    (1,929,462)             (1,674,094)
                                    --------------------     -------------------
                                             25,420,021               26,546,419
         Less allowance for
             loss on building                  (158,362)                (37,155)
                                    --------------------     -------------------

                                          $  25,261,659            $  26,509,264
                                    ====================     ===================

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


2.   Land and Building on Operating Leases - Continued:
     -------------------------------------------------

     As of December 31, 1998, the Partnership recorded a provision for loss on building of $37,155 for financial reporting purposes relating to the Long John Silver's property in Shelby, North Carolina. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for the property. During the nine months ended September 30, 1999, the Partnership increased the allowance by $121,207 to a total of $158,362. The adjusted allowance represented the difference between the carrying value of the property at September 30, 1999 and the estimated net sales proceeds from the sale of the property based on a sales contract with an unrelated third party (see Note 5).

     In May 1999, the Partnership sold its property in Stockbridge, Georgia to a third party for $700,000, and received net sales proceeds of $696,300, resulting in a loss of $60,882 for financial reporting purposes.

3.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     In September 1999, one of the Partnership's leases with Long John Silver's, Inc. was rejected in connection with the tenant filing for bankruptcy in June 1998. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $20,119 for financial reporting purposes.

4.   Related Party Transactions:
     --------------------------

     On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


5.   Commitments and Contingencies:
     -----------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,156,521 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $42,435,559 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II -- Item 1. Legal Proceedings.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


5.   Commitments and Contingencies - Continued:
     -----------------------------------------

     In May 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Shelby, North Carolina. As of September 30, 1999, the Partnership had established a provision for loss on building related to the anticipated sale of this property (see Note 2). As of November 5, 1999, the sale had not occurred.

     In May 1999, the Partnership entered into arrangement with a related party to sell the Checker's property in Kansas City, Missouri. The general partners believe that the anticipated sales price will exceed the Partnership's net carrying value attributable to the property; however, as of November 5, 1999, the sale had not occurred.

6.   Subsequent Event:
     ----------------

     In November 1999, the Partnership used a portion of the net sales proceeds from the sale of the property in Stockbridge, Georgia to enter into a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VI, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the general partners, to hold one restaurant property. The Partnership contributed approximately $146,600 to acquire the restaurant property. The Partnership owns an approximate 11 percent interest in the profits and losses of the joint venture. The Partnership will account for its investment in this joint venture under the equity method since the Partnership will share control with affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30 1999, the Partnership owned 56 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources
-----------------

     The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,648,649 and $2,610,638 for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     In April 1998, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Madison, Alabama in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant Property. As of September 30, 1999, the Partnership had contributed approximately $539,100, of which approximately $44,100 was contributed during the nine months ended September 30, 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of September 30, 1999, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

     In May 1999, the Partnership sold its Property in Stockbridge, Georgia, to a third party for $700,000 and received net sales proceeds of $696,300. As a result of this transaction, the Partnership recognized a loss of $60,882 for financial reporting purposes. The Partnership intends to reinvest these net sales proceeds in an additional Property.

     In November 1999, the Partnership reinvested a portion of the net sales proceeds from the above sale in a joint venture, Bossier City Joint Venture, with CNL Income Fund VII, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the general partners, to hold one restaurant property. The Partnership owns an approximate 11 percent interest in the profits and losses of the joint venture. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

     Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,432,495 invested in such short-term investments, as compared to $949,056 at December 31, 1998. The increase in cash and cash equivalents during the nine months ended September 30, 1999, was primarily due to the receipt of $696,300 in net sales proceeds from the sale of the Property in Stockbridge, Georgia, as described above. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used to acquire an additional Property and to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,784,390 for each of the nine months ended September 30, 1999 and 1998 ($928,130 for each of the quarters ended September 30, 1999 and 1998). This represents distributions for each applicable nine months of $0.62 per unit ($0.21 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, increased to $1,151,582 at September 30, 1999, from $1,062,435 at December 31, 1998. The increase in liabilities at September 30, 1999, was a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase was partially offset by a decrease in rents paid in advance and deposits and amounts due to related parties at September 30, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

     In May 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Shelby, North Carolina. As of September 30, 1999, the Partnership had established a provision for loss on building related to the anticipated sale of this property, as described below in "Results of Operations". As of November 5, 1999, the sale had not occurred.

     In May 1999, the Partnership entered into arrangement with a related party to sell the Checker's property in Kansas City, Missouri. The general partners believe that the anticipated sales price will exceed the Partnership's net carrying value attributable to the property; however, as of November 5, 1999, the sale had not occurred.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1998, the Partnership owned and leased 49 wholly owned Properties (which included three Properties which were sold during 1998), and during the nine months ended September 30, 1999, the Partnership owned and leased 47 wholly owned Properties (which included one Property which was sold during 1999), to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999 and 1998, the Partnership earned $2,795,102 and $2,474,536, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $936,280 and $852,352 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

     Rental and earned income was lower during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1999, primarily due to the fact that in June 1998 Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the nine Properties it leased. As a result, this tenant ceased making rental payments on the four rejected leases. In connection with the four rejected leases, during the nine months ended September 30, 1998, the Partnership wrote off approximately $265,000 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these four Properties. This was partially offset by a decrease during the quarter and nine months ended September 30, 1999, due to the fact that in September 1999, Long John Silver's, Inc. rejected an additional lease and ceased making rental payments on this lease. The Partnership has continued to receive rental payments relating to the four leases not rejected by the tenant. The Partnership has entered into new leases, each with a new tenant, for two of the five vacant Properties. In connection with the new leases, the tenant for each Property agreed to pay for all costs necessary to convert these Properties into different restaurant concepts. Conversion of both Properties was completed in March 1999, at which time rental payments commenced resulting in an increase in rental and earned income during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998. In May 1999, the Partnership sold one of the vacant Properties and intends to reinvest the net sales proceeds in an additional Property. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases, and the Partnership has continued receiving rental payments relating to these four leases. The Partnership will not recognize any rental and earned income from the two remaining vacant Properties until replacement tenants for these Properties are located, or until the Properties are sold and the proceeds from the sale are reinvested in additional Properties. The lost revenues resulting from the remaining vacant Properties, as described above, could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these Properties in a timely manner.

     The increase in rental and earned income during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was partially offset by a decrease in rental and earned income during the quarter and nine months ended September 30, 1999, as a result of the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia and the 1999 sale of the Property in Stockbridge, Georgia. This decrease in rental and earned income due to the above sales was partially offset by the fact that in October 1998 the Partnership reinvested the majority of the net sales proceeds from the sale of the above Properties in a Property in Fayetteville, North Carolina. The Partnership reinvested the remaining net sales proceeds in Melbourne Joint Venture, as described below.

     During the nine months ended September 30, 1999 and 1998, the Partnership also owned and leased ten Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $284,801 and $241,570, respectively, $95,979 and $76,939 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily attributable to the Partnership investing in Melbourne Joint Venture in April 1998.

     In addition, during the nine months ended September 30, 1999 and 1998, the Partnership earned $31,749 and $73,047, respectively, in interest and other income, $14,269 and $26,585 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Interest and other income was higher during the quarter and nine months ended September 30, 1998 than that earned during the quarter and nine months ended September 30, 1999, primarily due to the fact that the Partnership earned interest on the net sales proceeds relating to the sales of three Properties during 1998, as described above, pending reinvestment in additional Properties. These net sales proceeds were reinvested in an additional Property October 1998.

     Operating expenses, including depreciation and amortization expense, were $711,432 and $548,769 for the nine months ended September 30, 1999 and 1998, respectively, of which $240,697 and $238,307 were incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily due to the fact that during the nine months ended September 30, 1999, the Partnership incurred and $181,178, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     The increase in operating expenses during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was also partially attributable to an increase in depreciation expense due to the fact that Long John Silver's, Inc. filed for bankruptcy and during the nine months ended September 30, 1999 and 1998, rejected the leases relating to one Property and four Properties, respectively, as described above. In connection with the bankruptcy, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $20,119 during the quarter and nine months ended September 30, 1999, and $21,873 for financial reporting purposes during the quarter and nine months ended September 30, 1998.

     During the nine months ended September 30, 1999 and 1998, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance relating to the five Properties whose leases were rejected by the tenant, as described above. The Partnership has entered into new leases with new tenants, for two of the five rejected Properties and has also sold one of the vacant Properties. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to the respective Properties in accordance with the terms of their leases; therefore, the general partners do not anticipate the Partnership will incur these expenses for these three Properties in the future. However, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the two remaining, vacant Properties until new tenants or purchasers are located. Due to the fact that Long John Silver's, Inc. assumed and affirmed its four remaining leases, as described above, Long John Silver's, Inc. will be responsible for real estate taxes, insurance and maintenance relating to these Properties; therefore, the general partners do not anticipate that the Partnership will incur these expenses for these Properties in the future.

     As a result of the sale of the Property in Stockbridge, Georgia, as described above in "Capital Resources," the Partnership recognized a loss of $60,882 for financial reporting purposes during the nine months ended September 30, 1999. As a result of the sales of several Properties and the receipt of proceeds from the right of way taking of the Property in Riviera Beach, Florida, the Partnership recognized gains totaling $112,206 during the nine months ended September 30, 1998 for financial reporting purposes.

     As of September 30, 1999, the Partnership had recorded a provision for loss on building in the amount of $121,207 for financial reporting purposes relating to a Long John Silver's Property in Shelby, North Carolina, the lease for which was rejected by the tenant, as described above. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at September 30, 1999, and the estimated net sales proceeds from the sale of the Property based on a sales contract with an unrelated third party.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,156,521 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $42,435,559 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 90 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.
        -----------------

        On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                            -----------------------------------
        Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret
        ---------------------------------------------------------------------
        Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne,
        ----------------------------------------------------------------------
        CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No.
        ---------------------------------------------------------------
        CIO-99-0003561.

        On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of
                          ----------------------------------------------------
        persons similarly situated, v. CNL American Properties Fund, Inc., James
        ------------------------------------------------------------------------
        M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund
        ------------------------------------------------------------------
        Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL
        ------------------------------------------------------------------------
        Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in
        ---------------------------------------------
        the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

        On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                             ----------------
        Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in
        ----------------------------
        these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2. Changes in Securities. Inapplicable.
        ----------------------

Item 3. Default upon Senior Securities. Inapplicable.
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders. Inapplicable.
        ----------------------------------------------------

Item 5.   Other Information. Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits

          2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

          27   Financial Data Schedule (Filed herewith.)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999


                         CNL INCOME FUND XIV, LTD.

                         By:      CNL REALTY CORPORATION
                                  General Partner


                                 By:        /s/ James M. Seneff, Jr.
                                            ------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                 By:        /s/ Robert A. Bourne
                                            ------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)