Form 10-K405
period 1999-12-31
CNL INCOME FUND XIV LTD
filed 2000-03-29
CIK 893571

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from_______________ to _____________


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

      Registrant's telephone number, including area code: (407) 540-2000

         Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class:          Name of exchange on which registered:
                  None                             Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($10 per Unit)
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X  No___
                                        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,500,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $10 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $39,606,055 and were used to acquire 54 Properties, including 18 Properties consisting of land only and four Properties owned by joint ventures in which the Partnership is a co-venturer, to pay acquisition fees totaling $2,475,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes.

     During the year ended December 31, 1995, the tenant of the Checkers Property in Knoxville, Tennessee, and the Checkers Property in Dallas, Texas, exercised its option in accordance with the lease agreements to substitute two other Properties for these Properties. The Partnership sold the Knoxville and Dallas Properties to the tenant and used the net sales proceeds to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida. During 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property during 1996, and a Taco Bell Property in Anniston, Alabama, in 1997. During the year ended December 31, 1997, the Port of Palm Bay took possession of the Property in Riviera Beach, Florida through a total right of way taking. In addition, in 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with affiliates of the General Partners. During the year ended December 31, 1998, the Partnership sold one Property in Madison, Alabama and two Properties in Richmond, Virginia, and reinvested the proceeds, along with the proceeds from the right of way taking in December 1997 of the Property in Riviera Beach, Florida, in a Property in Fayetteville, North Carolina, and in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the General Partners. During 1999, the Partnership sold one Property in each of Houston, Texas; Kansas City, Missouri; Stockbridge, Georgia; and Shelby, North Carolina, and reinvested the majority of the net sales proceeds in two joint venture arrangements, Bossier City Joint Venture and Duluth Joint Venture, with affiliates of the General Partners.

     As a result of the above transactions, as of December 31, 1999, the Partnership owned 55 Properties. The 55 Properties include 13 wholly owned Properties consisting of land only and interests in 12 Properties owned by joint ventures in which the Partnership is a co-venturer. The lessee of the 13 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During January 2000, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Houston, Texas, in a Baker's Square Property located in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Substantially all of the leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 10 to 20 years (the average being approximately 18 years) and expire between 2007 and 2019. The leases are, in general, on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $20,500 to $203,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 40 of the Partnership's 55 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     The leases for the 13 wholly owned Properties consisting of only land are substantially the same as those described above except that the leases relate solely to the land associated with the Property, with the tenant owning the buildings currently on the land and having the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

     In November and December 1999, the Partnership entered into two separate joint venture arrangements, Bossier City Joint Venture with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., and Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XV, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and a Florida limited partnership. Each joint venture was formed to purchase and hold one restaurant Property. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above.

     In January 2000, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Houston, Texas, in a Property located in Niles, Illinois with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners, as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

     During 1998 and 1999, three tenants, Long John Silver's, Inc., Finest Foodservice, L.L.C., and BC Superior, L.L.C., filed for bankruptcy and rejected the leases relating to seven (five Long John Silver's and two Boston Markets) of their eleven leases (including two Properties held by Wood-Ridge Real Estate Joint Venture) and ceased making rental payments to the Partnership on the rejected leases. Between December 1998 and April 1999, the Partnership entered into new leases for four of the seven vacant Properties. In connection therewith, the tenant for each Property agreed to pay for all costs necessary to convert these Properties into different restaurant concepts. The conversions of these Properties were completed in 1999. The lease terms for each Property are substantially the same as the Partnership's other leases as described above. In addition, during 1999, the Partnership sold two of the vacant Properties. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases, and the Partnership has continued receiving rental payments relating to these four leases. The Partnership will not recognize rental and earned income from the remaining vacant Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the remaining vacant Property, as described above, could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or a purchaser for the remaining vacant Property.

     In October 1999, the lease relating to the Long John Silver's Property in Marion, Ohio was amended to reduce the 1999 scheduled rent increase from 15 percent to 5 percent. In addition, in October 1999, the lease relating to the Long John Silver's Property in Houston, Texas was amended to eliminate the 1999 scheduled rent increase. The remaining scheduled rent increases relating to these leases remain unchanged.

Major Tenants

     During 1999, five lessees of the Partnership, Flagstar Enterprises, Inc., Jack in the Box Inc., Long John Silver's, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from twelve Properties owned by joint ventures). As of December 31, 1999, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to four restaurants (excluding one restaurant for which this tenant rejected the lease as a result of filing for bankruptcy, as described above), Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, that these five lessees will each continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, six Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers, and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental and earned income during 1999 (including the Partnership's share of rental and earned income from twelve Properties owned by joint ventures). During 1998, Long John Silver's, Inc. filed for bankruptcy, as described above. In 2000, it is anticipated that these six Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into the following joint venture arrangements:
Attalla Joint Venture and Salem Joint Venture, each with CNL Income Fund XIII, Ltd.; CNL Kingston Joint Venture with CNL Income Fund XVII, Ltd.; Melbourne Joint Venture with CNL Income Fund VI, Ltd.; Bossier City Joint Venture with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd.; Duluth Joint Venture with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XV, Ltd.; Wood-Ridge Real Estate Joint Venture, with CNL Income Fund XV, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners. Attalla Joint Venture, Salem Joint Venture, Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture and Duluth Joint Venture were formed to purchase or construct and hold one restaurant Property each. Wood-Ridge Real Estate Joint Venture, was formed to purchase and hold six Properties.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 50 percent interest in Attalla Joint Venture, a 72.2% interest in Salem Joint Venture, a 39.94% interest in CNL Kingston Joint Venture, a 50 percent interest in Melbourne Joint Venture, an 11 percent interest in Bossier City Joint Venture, a 44% interest in Duluth Joint Venture, and a 50 percent interest in Wood-Ridge Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

     Wood-Ridge Real Estate Joint Venture, Attalla Joint Venture, Salem Joint Venture, Bossier City Joint Venture and Duluth Joint Venture each have an initial term of 30 years and CNL Kingston Joint Venture and Melbourne Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture unless agreed to by mutual agreement of the Partnership and its joint venture partners to reinvest the sales proceeds in replacement Properties, and by mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

     The Partnership shares management control equally with affiliates of the General Partners for each joint venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

     Net cash flow from operations of Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, and Duluth Joint Venture is distributed 50 percent, 50 percent, 72.2%, 39.94%, 50 percent, 11 percent, and 44 percent, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

     In addition to the above joint venture agreements, in January 2000, the Partnership entered into an agreement to hold a Baker's Square Property as tenants-in-common with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 26 percent interest in this Property.

     The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of a Property if the proceeds are reinvested in an additional Property.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc.(formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

     As of December 31, 1999, the Partnership owned 55 Properties. Of the 55 Properties, 43 are owned by the Partnership in fee simple and 12 are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 15,900 to 100,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.


           State                               Number of Properties
           -----                               --------------------

           Alabama                                      4
           Arizona                                      3
           Colorado                                     1
           Florida                                      9
           Georgia                                      5
           Kansas                                       2
           Louisiana                                    2
           Minnesota                                    1
           Mississippi                                  1
           North Carolina                               7
           Nevada                                       1
           Ohio                                         5
           South Carolina                               1
           Tennessee                                    5
           Texas                                        8
                                                   ------
           TOTAL PROPERTIES                            55
                                                   ======


     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 13 Checkers Properties owned by the Partnership are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $17,193,699 and $5,238,453, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.


      Restaurant Chain                            Number of Properties
      ----------------                            --------------------

      5 & Diner                                           1
      Bennigan's                                          1
      Big Boy                                             1
      Boston Market                                       2
      Burger King                                         1
      Checkers                                           13
      Denny's                                             6
      East Side Mario's                                   1
      El Ranchito Restaurant                              1
      Golden Corral                                       4
      Hardee's                                            6
      IHOP                                                1
      Jack in the Box                                     6
      LeeAnn Chin Chinese Cuisine                         1
      Long John Silver's                                  5
      Other                                               1
      Razzleberries                                       1
      Roadhouse Grill                                     1
      Taco Bell                                           2
                                                    -------
      TOTAL PROPERTIES                                   55
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

     At December 31, 1999 and 1998, 98% and 93%, respectively, of the Properties were occupied. At December 31, 1997, 1996, and 1995, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:

                             1999                1998                 1997                   1996                  1995
                         -------------       -------------       --------------         --------------        --------------
Rental Revenues (1)         $4,190,352          $3,805,764            $4,283,030             $4,347,586            $4,376,790
Properties                          55                  57                    58                     57                    54
Average Rent per
  Property                  $   76,188          $   66,768            $   73,845             $   76,273            $   81,052

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                                            Percentage of
    Expiration                  Number              Annual Rental           Gross Annual
       Year                    of Leases               Revenues             Rental Income
  ---------------           --------------        ----------------      ---------------------
   2000                               --               $       --                          --
   2001                               --                       --                          --
   2002                               --                       --                          --
   2003                               --                       --                          --
   2004                               --                       --                          --
   2005                               --                       --                          --
   2006                               --                       --                          --
   2007                                1                   76,992                        1.91%
   2008                                2                  336,389                        8.36%
   2009                                1                  127,367                        3.17%
   Thereafter                         50                3,480,314                       86.56%
                               ---------               ----------                   ---------
   Total (1)                          54               $4,021,062                      100.00%
                               =========               ==========                   =========


(1)  Excludes one Property which was vacant at December 31, 1999.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business -Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Flagstar Enterprises, Inc. leases six Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $69,500 (ranging from approximately $59,100 to $81,800).

     Jack in the Box Inc. leases six Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2011) and the average minimum base annual rent is approximately $83,600 (ranging from approximately $62,200 to $99,900).

     Long John Silver's, Inc. leases four Long John Silver's restaurants (excluding one Property which was rejected by this tenant as described above in Item 1. Business -- Leases). The initial term of each lease is 20 years (expiring in 2014) and the average minimum base annual rent is approximately $74,100 (ranging from approximately $31,100 to $90,000).

     Checkers Drive-In Restaurants, Inc. leases 13 Checkers restaurants. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $34,800 (ranging from approximately $18,900 to $54,500). The tenant owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease term.

     In addition, Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2011) and the average minimum base annual rent is approximately $143,000 (ranging from approximately $107,700 to $203,600).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3. Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the General Partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the General Partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 3,012 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units ( to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan ranged from $8.51 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

  The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                 1999(1)                                                   1998(1)
                        -------------------------------------------------     ----------------------------------------------------
                           High              Low               Average            High               Low                Average
                        -----------     -------------       -------------     -----------      -------------        --------------
First Quarter                    (2)               (2)                 (2)          $9.50              $7.95                 $8.99
Second Quarter                $8.62             $8.62               $8.62            9.95               8.75                  9.32
Third Quarter                  8.29              7.17                7.76              (2)                (2)                   (2)
Fourth Quarter                 8.41              7.56                7.88            9.06               9.00                  9.03


(1) A total of 16,664 and 29,373 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfers of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For each of the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,712,520 to the Limited Partners. Distributions of $928,130 were declared at the close of each of the calendar quarters during 1999 and 1998. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)  Not applicable.


Item 6.  Selected Financial Data

                                                  1999           1998           1997           1996           1995
                                           ---------------    -----------    -----------    -----------   ------------
Year ended December
 31:
 Revenues (1)                                  $ 4,191,709    $ 3,831,810    $ 4,268,693    $ 4,503,039    $ 4,406,707
 Net income (2)                                  3,071,122      3,199,087      3,665,940      3,916,329      3,751,237
 Cash distributions
   declared                                      3,712,520      3,712,520      3,712,520      3,712,522      3,628,130
 Net income per Unit   (2)(3)                         0.68           0.70           0.81           0.86           0.83
 Cash distributions
   declared per Unit
   (3)                                                0.83           0.83           0.83           0.83           0.81

At December 31:
Total assets                                   $40,072,897    $40,538,159    $40,984,624    $41,045,849    $40,838,104
Partners' capital                               38,834,326     39,475,724     39,989,157     40,035,737     39,831,930


(1) Revenues include equity in earnings of the joint ventures and adjustments to accrued rental income due to the tenants of certain Properties filing for bankruptcy.

(2) Net income for the year ended December 31, 1999 includes $37,369 from gains on the sales of land and buildings, $182,089 from losses on sales of land and buildings and $27,211 for a provision for loss on land and building. Net income for the year ended December 31, 1998 includes $37,155 for a provision for loss on building and $112,206 from gains on sales of land and buildings. Net income for the year ended December 31, 1995, includes $66,518 from loss on sale of land.

(3) Based on the weighted average number of Limited partner Units outstanding during each of the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 55 Properties, either directly or through joint venture arrangements.

Capital Resources

     The Partnership's primary source of capital for the years ended December 31, 1999, 1998, and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,545,471, $3,514,544, and $3,606,190 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in cash from operations during 1999 and the decrease during 1998, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

     In September 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50 percent interest, sold its two Properties to the tenant for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These Properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these properties for approximately $698,700 in excess of their original purchase price. In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 of the net sales proceeds in five Properties. In January 1997, the joint venture reinvested $502,598 of the remaining net sales proceeds in an additional Property. During 1997, the Partnership and the other joint venture partner each received approximately $52,000, representing a return of capital, for the remaining uninvested net sales proceeds.

     In September 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with an affiliate of the Partnership which has the same General Partners, to construct and hold one restaurant Property. As of December 31, 1999, the Partnership owned a 39.94% interest in the profits and losses of the joint venture.

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

     In April 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Madison, Alabama in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property, at a total cost of $1,052,552. As of December 31, 1999, the Partnership had contributed approximately $539,100, of which approximately $44,100 was contributed during 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of December 31, 1999, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

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

     In October 1998, the Partnership reinvested approximately $1,537,000 of the net sales proceeds received from the sale of the Properties in Richmond, Virginia, and the right of way taking of the Property in Riviera Beach, Florida, and a portion of the net sales proceeds received from the sale of the Property in Madison, Alabama, along with additional funds in a Property located in Fayetteville, North Carolina. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

     In May 1999, the Partnership sold its Property in Stockbridge, Georgia, to a third party for $700,000 and received net sales proceeds of $696,300. As a result of this transaction, the Partnership recognized a loss of $60,882 for financial reporting purposes. During 1999, the Partnership reinvested a portion of the net sales proceeds in Bossier City Joint Venture and Duluth Joint Venture, as described below. The Partnership intends to use the remaining net sales proceeds to pay Partnership liabilities.

     In November 1999, the Partnership sold its Property in Shelby, North Carolina, to a third party for $527,370 and received net sales proceeds of $494,178. As a result of this transaction, the Partnership recognized a loss of $121,207 for financial reporting purposes. In December 1999, the Partnership reinvested these net sales proceeds in Duluth Joint Venture, as described below.

     In December 1999, the Partnership sold its Property Kansas City, Missouri to a related party for $270,000 and received net sales proceeds of $268,450, resulting in a gain of $20,718 for financial reporting purposes. This Property was originally acquired by the Partnership in 1994 at a cost of approximately $209,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $59,200 in excess of its original purchase price. In December 1999, the Partnership reinvested a portion of these net sales proceeds in Duluth Joint Venture, as described below. The Partnership intends to reinvest the remaining net sales proceeds in an additional Property. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     In addition, in December 1999, the Partnership sold its Property in Houston, Texas to a third party for $387,812 and received net sales proceeds of $385,673, resulting in a gain of $16,651 for financial reporting purposes. This Property was originally acquired by the Partnership in 1994 at a cost of approximately $311,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $73,900 in excess of its original purchases price. As of December 31, 1999, the net sales proceeds were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. In January 2000, the Partnership reinvested these net sales proceeds in a Property in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The Partnership acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Houston,

Texas, and the reinvestment of the net sales proceeds, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     In November 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Stockbridge, Georgia, in a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VII, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property. As of December 31, 1999, the Partnership had contributed approximately $145,100 and had an 11 percent interest in the profits and losses of the joint venture.

     In addition, in December 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Shelby, North Carolina and a portion of the net sales proceeds from the sales of the Properties in Stockbridge, Georgia and Kansas City, Missouri, in a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XV, Ltd., each Florida limited partnerships and affiliates of the General Partners, to construct and hold on restaurant Property. As of December 31, 1999, the Partnership had contributed approximately $476,600 to purchase land and pay for construction costs relating to this joint venture. The Partnership has agreed to contribute additional amounts during 2000 to pay for addition construction costs. As of December 31, 1999, the Partnership had a 44 percent interest in the profits and losses of the joint venture. When funding is completed, the Partnership expects to have an approximate 44 percent interest in the profits and losses of the joint venture.

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

     Currently, rental income from the Partnership's Properties and net sales proceeds are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners, or to reinvest in additional Properties. At December 31, 1999, the Partnership had $1,543,691 invested in such short-term investments as compared to $949,056 at December 31, 1998. The increase in cash was primarily attributable to the Partnership's receipt of net sales proceeds from the sale of several Properties, as described above. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately four percent annually. The funds remaining at December 31, 1999, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital and other needs.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,520 for each of the years ended December 31, 1999, 1998, and 1997. This represents distributions of $0.83 per Unit for each of the years ended December 31, 1999, 1998, and 1997. No amounts distributed to the Limited Partners for the years ended 1999, 1998, and 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, the affiliates incurred on behalf of the Partnership $178,306, $113,352, and $87,695, respectively, for certain operating expenses. At December 31, 1999 and 1998, the Partnership owed $76,976 and $25,432, respectively, to affiliates for such amounts and accounting and administrative services and management fees. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,161,595 at December 31, 1999, from $1,037,003 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed Merger with APF, as described in "Termination of Merger." The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     The Partnership owned and leased 50 wholly owned Properties during 1998 and 1997 (including one Property in Riviera Beach, Florida which was condemned through a total right of way taking in December 1997 and two Properties in Richmond, Virginia and one Property in Madison, Alabama, each sold during the year ended December 31, 1998) and the Partnership owned and leased 47 wholly owned Properties during 1999 (including four Properties that were sold during 1999). In addition, during 1997, the Partnership was a co-venturer in four separate joint ventures that owned and leased nine Properties; during 1998, the Partnership was a co-venturer in five separate joint ventures that owned and leased ten Properties; and during 1999, the Partnership was a co-venturer in six separate joint ventures that owned and leased 12 Properties. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 55 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $20,500 to $203,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $3,692,965, $3,359,955, and $3,889,910, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from its wholly owned Properties.

     Rental and earned income was lower during 1998, as compared to 1997 and 1999, primarily due to the fact that in June 1998 Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the nine Properties it leased. As a result, this tenant ceased making rental payments on the four rejected leases. In connection with the four rejected leases, during 1998, the Partnership wrote-off approximately $265,000 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these four Properties. The effect of the write-off was partially offset by a decrease during 1999, due to the fact that in September 1999, Long John Silver's, Inc.

rejected an additional lease and ceased making rental payments on the lease. The Partnership has continued to receive rental payments relating to the four leases not rejected by the tenant. The Partnership has entered into new leases, each with a new tenant, for two of the five vacant Properties. In connection with the new leases, the tenant for each Property agreed to pay for all costs necessary to convert the Properties into different restaurant concepts. Conversion of both Properties was completed in March 1999, at which time rental payments commenced resulting in an increase in rental and earned income during 1999, as compared to 1998. In May and November 1999, the Partnership sold two of the vacant Properties and invested the majority of the net sales proceeds in Bossier City Joint Venture and Duluth Joint Venture in November and December 1999, respectively, as described in "Capital Resources." The Partnership intends to use the remaining net sales proceeds to pay Partnership liabilities. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases, and the Partnership has continued receiving rental payments relating to these four leases. The Partnership will not recognize any rental and earned income from the remaining vacant Property until a replacement tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. The lost revenues resulting from the remaining vacant Property, could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

     The increase in rental and earned income during 1999, was partially offset by, and the decrease during 1998, as compared to 1997, was partially due to, a decrease in rental and earned income as a result of the 1997 right of way taking of the Property in Riviera Beach, Florida, the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia, and the 1999 sales of the Properties in Shelby, North Carolina; Kansas City, Missouri; and Houston, Texas. The decrease in rental and earned income due to the above sales was partially offset by the fact that in October 1998, the Partnership reinvested the majority of the net sales proceeds from the 1998 sales in a Property in Fayetteville, North Carolina. The Partnership reinvested the remaining net sales proceeds from the 1998 sales in Melbourne Joint Venture, as described in "Capital Resources."

     During May 1997, the temporary operator of the Property in Akron, Ohio, ceased restaurant operations and vacated the Property. The Partnership ceased recording rental income and wrote off the related allowance for doubtful accounts during 1997. The Partnership entered into a long-term, triple-net lease for this Property with the operator of an Arlington Big Boy in September 1997, and rental income commenced in December 1997. The decrease in rental and earned income during 1998, as compared to 1997, was partially offset by an increase in rental income relating to this Property being operational for a full year in 1998 as compared to a partial year in 1997.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $49,928, $63,776, and $21,617, respectively, in contingent rental income. Contingent rental income was lower during 1999 than during 1998, primarily due to the fact that during 1999, the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1998, to actual amounts due in 1999. The increase in contingent rental income during 1998, as compared to 1997, was primarily attributable to increased gross sales of certain restaurant Properties requiring the payments of contingent rental income.

     In addition, for the years ended December 31, 1999, 1998, and 1997, the Partnership earned $373,434, $317,654, and $309,879, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1999, as compared to 1998, was partially due to the fact that Melbourne Joint Venture was operational for a full year during 1999, as compared to a partial year during 1998. In addition, the increase during 1999 was partially attributable to the Partnership investing in Bossier City Joint Venture, as described in "Capital Resources." The increase in net income earned by joint ventures during 1998, as compared to 1997, was primarily attributable to the fact that CNL Kingston Joint Venture was operational for a full year in 1998, as compared to a partial year in 1997.

     During the year ended December 31, 1999, five lessees (or group of affiliated lessees) of the Partnership, Flagstar Enterprises, Inc., Jack in the Box Inc., Long John Silver's, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from 12 Properties owned by joint ventures). As of December 31, 1999, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to six restaurants, Long John Silver's, Inc. was the lessee under leases relating to four restaurants (excluding the one lease rejected by this tenant, as described above), Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, that these five lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2000. In addition, during the year ended December 31, 1999, six Restaurant Chains, Hardee's, Denny's, Jack in the Box, Long John Silver's, Checkers, and Golden Corral, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from 12 Properties owned by joint ventures). During 1998, Long John Silver's, Inc. filed for bankruptcy, as described above. In 2000, it is anticipated that these six Restaurant Chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $75,382, $90,425, and $47,287, respectively in interest and other income. Interest and other income was higher during 1998, as compared to 1999 and 1997, due to the fact that the Partnership earned interest income on net sales proceeds relating to the sales of several Properties during 1998 described above, pending the reinvestment of the net sales proceeds in additional Properties.

     Operating expenses, including depreciation and amortization expense, were $948,656, $707,774, and $602,753 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999 and 1998, each as compared to the previous year, was primarily due to the fact that the Partnership incurred $214,611 and $25,231 during 1999 and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described in "Termination of Merger."

     In addition, the increase in operating expenses during 1999 and 1998, each as compared to the previous year, was partially attributable to an increase in depreciation expense due to the fact that Long John Silver's, Inc. filed for bankruptcy and during 1999 and 1998, rejected the leases relating to one Property and four Properties, respectively, as described above. In connection with the bankruptcy, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease, for financial reporting purposes of $20,119 and $21,873 during 1999 and 1998, respectively. No such loss was recorded during 1997.

     In addition, during 1999 and 1998, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance relating to the five Properties whose leases were rejected by the tenant, as described above. The Partnership has entered into new leases with new tenants, for two of the five rejected Properties and has sold two of the vacant Properties. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to the respective Properties in accordance with the terms of their leases; therefore, the General Partners do not anticipate the Partnership will incur these expenses for these four Properties in the future. However, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance relating to the remaining vacant Property until a new tenant or purchaser is located. Due to the fact that Long John Silver's, Inc. assumed and affirmed its four remaining leases, as described above, Long John Silver's, Inc. will be responsible for real estate taxes, insurance and maintenance relating to these Properties; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for these Properties in the future.

     As a result of the former tenant of the Property in Akron, Ohio, defaulting under the terms of its lease during 1994 and the Partnership leasing the Property to temporary operators who subsequently ceased operating the Property, the Partnership incurred real estate taxes during the years ended December 31, 1998 and 1997. The Partnership entered into a long-term, triple-net lease for this Property with the operator of an Arlington Big Boy in September 1997, and rental income commenced in December 1997. The new tenant is responsible for real estate taxes; therefore, the General Partners do not anticipate the Partnership will incur these expenses in the future.

     As a result of the sales of several Properties as described above in "Capital Resources," the Partnership recognized a net loss of $144,720 for financial reporting purposed during 1999. As a result of the sales of several Properties and the receipt of proceeds from the right of way taking of the Property in Riviera Beach, Florida, as described above in "Capital Resources," the Partnership recognized gains totaling $112,206 for financial reporting purposes during the year ended December 31, 1998. No Properties were sold during 1997.

     At December 31, 1999 and 1998, the Partnership recorded provisions for losses on buildings in the amount of $27,211 and $37,155, respectively, for financial reporting purposes relating to two Long John Silver's Properties whose leases were rejected by the tenant, as described above. The tenant of these Properties filed for bankruptcy and ceased payment of rents under the terms of its lease agreements. The allowances represent the difference between the carrying value of the Properties at December 31, 1999 and 1998 and the respective estimated net realizable value for the Properties. During 1999, the Partnership sold one of the Long John Silver's Properties, as described in "Capital Resources." No such allowance was established during the year ended December 31, 1997.

     The Partnership's leases as of December 31, 1999, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem
-----------------------------

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A.  Quantitative and qualitative Disclosures About Market Risk.

     Not applicable

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XIV, LTD
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------





                                                                                        Page
                                                                                        -----
Report of Independent Certified Public Accountants                                         19

Financial Statements:

 Balance Sheets                                                                            20

 Statements of Income                                                                      21

 Statements of Partners' Capital                                                           22

 Statements of Cash Flows                                                                  23

 Notes to Financial Statements                                                             25

              Report of Independent Certified Public Accountants
              --------------------------------------------------



To the Partners
CNL Income Fund XIV, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XIV, Ltd, (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31,1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles use and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                        December 31,
                                                              1999                         1998
                                                      -------------------          ------------------
                        ASSETS
                        ------

Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on buildings                                      $24,579,081                 $26,509,264
Net Investment in direct financing leases                       6,779,642                   7,300,102
Investment in joint ventures                                    4,502,838                   3,813,175
Cash and cash equivalents                                       1,543,691                     949,056
Restricted cash                                                   383,368                          --
Receivables, less allowance for doubtful accounts of
   $6,703 and $1,105, respectively                                 86,811                      62,824
Due from related parties                                            5,040                          --
Prepaid expenses                                                   17,393                       8,389
Lease costs, less accumulated amortization of $3,548
   in 1999                                                         29,452                          --
Accrued rental income less allowance for doubtful
 accounts of $12,622 in 1999 and 1998                           2,145,581                   1,895,349
                                                        -----------------           -----------------

                                                              $40,072,897                 $40,538,159
                                                        =================           =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                              $   137,749                 $     2,577
Accrued and escrowed real estate taxes
 payable                                                           28,520                      18,198
Distributions payable                                             928,130                     928,130
Due to related parties                                             76,976                      25,432
Rents paid in advance and deposits                                 67,196                      88,098
                                                        -----------------           -----------------
    Total liabilities                                           1,238,571                   1,062,435

Partners' capital                                              38,834,326                  39,475,724
                                                        -----------------           -----------------

                                                              $40,072,897                 $40,538,159
                                                        =================           =================


                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                                                            Year Ended December 31,
                                                                 1999                1998                 1997
                                                            --------------       ---------------    --------------
Revenues:
 Rental income from operating leases                            $2,876,498            $2,792,931        $2,872,283
 Adjustments to accrued rental income                                   --              (277,319)               --
 Earned income from direct financing leases                        816,467               844,343         1,017,627
 Contingent rental income                                           49,928                63,776            21,617
 Interest and other income                                          75,382                90,425            47,287
                                                            --------------       ---------------    --------------
                                                                 3,818,275             3,514,156         3,958,814
                                                            --------------       ---------------    --------------

Expenses:
 General operating and administrative                              181,011               168,184           154,654
 Professional services                                              46,238                34,309            29,746
 Bad debt expense                                                       --                    --            10,500
 Management fees to related parties                                 39,473                37,430            38,626
 Real estate taxes                                                  22,148                17,435             7,192
 State and other taxes                                              33,353                22,498            21,874
 Loss on termination of direct financing lease                      20,119                21,873                --
 Depreciation and amortization                                     391,703               380,814           340,161
 Transaction costs                                                 214,611                25,231                --
                                                            --------------       ---------------    --------------
                                                                   948,656               707,774           602,753
                                                            --------------       ---------------    --------------


Income Before Equity in Earnings of Joint Ventures, Gain
 on Land and Building from Right of Way Taking, Gain
 (Loss) on Sale of Land and Buildings, and Provision for
 Loss on Buildings                                               2,869,619             2,806,382         3,356,061

Equity in Earnings of Joint Ventures                               373,434               317,654           309,879

Gain on Land and Building from Right of Way Taking                      --                41,408                --

Gain (Loss) on Sale of Land and Buildings                         (144,720)               70,798                --

Provision for Loss on Buildings                                    (27,211)              (37,155)               --
                                                            --------------       ---------------    --------------

Net Income                                                      $3,071,122            $3,199,087        $3,665,940
                                                            ==============       ===============    ==============


Allocation of Net Income:
  General partners                                              $   31,522            $   31,093        $   36,659
  Limited partners                                               3,039,600             3,167,994         3,629,281
                                                            --------------       ---------------    --------------
                                                                $3,071,122            $3,199,087        $3,665,940
                                                            ==============       ===============    ==============

Net Income Per Limited Partner Unit                             $     0.68            $     0.70        $     0.81
                                                            ==============       ===============    ==============


Weighted Average Number of Limited Partner Units
  Outstanding                                                    4,500,000             4,500,000         4,500,000
                                                            ==============       ===============    ==============

                See accompanying notes to financial statements

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998 and 1997

                                   General Partners                          Limited Partners
                             --------------------------  ---------------------------------------------------------
                                            Accumulated                                Accumulated    Syndication
                             Contributions   Earnings    Contributions  Distributions   Earnings         Costs         Total
                             -------------  -----------  -------------  -------------  ------------   ------------  ------------
Balance, December 31, 1996   $       1,000  $   108,981  $  45,000,000  $ (10,423,405) $ 10,733,106   $ (5,383,945) $ 40,035,737

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                --           --             --     (3,712,520)           --             --    (3,712,520)
 Net Income                             --       36,659             --             --     3,629,281             --     3,665,940
                             -------------  -----------  -------------  -------------  ------------   ------------  ------------

Balance, December 31, 1997           1,000      145,640     45,000,000    (14,135,925)   14,362,387     (5,383,945)   39,989,157

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                --           --             --     (3,712,520)           --             --    (3,712,520)
 Net income                             --       31,093             --             --     3,167,994             --     3,199,087
                             -------------  -----------  -------------  -------------  ------------   ------------  ------------

Balance, December 31, 1998           1,000      176,733     45,000,000    (17,848,445)   17,530,381     (5,383,945)   39,475,724

 Distributions to limited
   partners ($0.83 per
   limited partner unit)                --           --             --     (3,712,520)           --             --    (3,712,520)
 Net income                             --       31,522             --             --     3,039,600             --     3,071,122
                             -------------  -----------  -------------  -------------  ------------   ------------  ------------

Balance, December 31, 1999   $       1,000  $   208,255  $  45,000,000  $ (21,560,965) $ 20,569,981   $ (5,383,945) $ 38,834,326
                             =============  ===========  =============  =============  ============   ============  ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                       Year Ended December 31,
                                                               1999            1998             1997
                                                           -----------      -----------     -----------
Increase ( Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
 Cash received from tenants                                $ 3,504,076      $ 3,391,042     $ 3,501,064
 Distributions from joint ventures                             348,560          343,684         308,220
 Cash paid for expenses                                       (348,555)        (293,428)       (243,326)
 Interest received                                              41,390           73,246          40,232
                                                           -----------      -----------     -----------
    Net cash provided by operating activities                3,545,471        3,514,544       3,606,190
                                                           -----------      -----------     -----------

Cash Flows from Investing Activities:
 Proceeds from sale of land and building                     1,844,601        1,606,702              --
 Proceeds received from right of way taking                         --           41,408         318,592
 Additions to land and buildings on operating
  leases                                                            --         (605,712)             --
 Investment in direct financing leases                              --         (931,237)             --
 Investment in joint ventures                                 (665,821)        (568,498)       (121,855)
 Return of capital from joint venture                               --               --          51,950
 Decrease (increase) in restricted cash                       (384,096)         318,592        (318,592)
 Payment of lease costs                                        (33,000)              --              --
                                                           -----------      -----------     -----------
    Net cash provided by (used in) investing
     activities                                                761,684         (138,745)        (69,905)
                                                           -----------      -----------     -----------

Cash Flows from Financing Activities:
  Distributions to limited partners                         (3,712,520)      (3,712,520)     (3,712,520)
                                                           -----------      -----------     -----------
    Net cash used in financing activities                   (3,712,520)      (3,712,520)     (3,712,520)
                                                           -----------      -----------     -----------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                   594,635         (336,721)       (176,235)

Cash and Cash Equivalents at Beginning of Year                 949,056        1,285,777       1,462,012
                                                           -----------      -----------     -----------

Cash and Cash Equivalents at End of Year                   $ 1,543,691      $   949,056     $ 1,285,777
                                                           ===========      ===========     ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                      Year Ended December 31,
                                                               1999            1998            1997
                                                           -----------      -----------     -----------
Reconciliation of Net Income to Net Cash Provided
 by Operating Activities
   Net income                                              $ 3,071,122      $ 3,199,087     $ 3,665,940
                                                           -----------      -----------     -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loss on termination of direct financing lease             20,119           21,873              --
      Depreciation                                             387,123          378,381         337,180
      Amortization                                               4,580            2,433           2,981
      Equity in earnings of joint ventures, net
       of distributions                                        (24,874)          26,030          (1,659)
      Gain on land and building from right of way
       taking                                                       --          (41,408)             --
      Loss (gain) on sale of land and buildings                144,720          (70,798)             --
      Bad debt expense                                              --               --          10,500
      Provision for loss on buildings                           27,211           37,155              --
      Decrease in net investment in direct                     107,236           82,359          83,787
       financing leases
      Increase in receivables                                  (47,175)         (38,232)         (6,935)
      Increase in due from related parties                      (5,040)              --              --
      Decrease (increase) in prepaid expenses                   (9,004)            (474)            328
      Increase in accrued rental income                       (306,683)        (148,845)       (471,287)
      Increase (decrease) in accounts payable and
       accrued expenses                                        145,494           (9,038)         12,017
      Increase in due to related parties                        51,544           17,579           6,202
      Increase (decrease) in rents paid in
       advance and deposits                                    (20,902)          58,442         (32,864)
                                                           -----------      -----------     -----------
         Total adjustments                                     474,349          315,457         (59,750)
                                                           -----------      -----------     -----------

Net Cash Provided by Operating Activities                   $3,545,471      $ 3,514,544     $ 3,606,190
                                                           ===========      ===========     ===========

Supplemental Schedule of Non-Cash Financing
 Activities:

  Distributions declared and unpaid at December 31          $  928,130      $   928,130     $   928,130
                                                           ===========      ===========     ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Borne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

          Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodical rate of return on the Partnership's net investment in the leases.

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

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

     When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term, which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

     Investment in Joint Ventures - The Partnership accounts for its interests
     ----------------------------
     in Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, Melbourne Joint Venture, CNL Kingston Joint Venture, Bossier City Joint Venture, and Duluth Joint Venture using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Lease Costs - Lease incentive costs and brokerage and legal fees associated
     -----------
     with negotiating new leases are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated the relate lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


2.   Leases:
     ------

     The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of the leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals, In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease, most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                                 1999                1998
                                                            --------------      --------------
          Land                                                 $15,289,459         $16,195,936
          Buildings                                             11,319,706          12,024,577
                                                            --------------      --------------
                                                                26,609,165          28,220,513

          Less accumulated depreciation                         (2,002,873)         (1,674,094)
                                                            --------------      --------------
                                                                24,606,292          26,546,419

          Less allowance for loss on buildings                     (27,211)            (37,155)
                                                            --------------      --------------

                                                               $24,579,081         $26,509,264
                                                            ==============      ==============

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

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     As of December 31, 1998, the Partnership recorded a provision for loss on building of $37,155 for financial reporting purposes relating to the Long John Silver's property in Shelby, North Carolina. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for the property. In November 1999, the Partnership sold this Property to an unrelated party for $527,370 and received net sales proceeds of $494,178, resulting in a loss of $121,207 for financial reporting purposes. The Partnership reinvested these net sales proceeds in Duluth Joint Venture (see Note 5).

     In May 1999, the Partnership sold Property in Stockbridge in Georgia, to an unrelated third party for $700,000 and received net sales proceeds of $696,300, resulting in a loss of $60,882 for financial reporting purposes. During 1999, the Partnership reinvested a portion of the net sales proceeds in Bossier City Joint Venture and Duluth Joint Venture (see Note 5).

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     In December 1999, the Partnership sold its property in Kansas City, Missouri to a related party for $270,000 and received net sales proceeds of $268,450, resulting in a gain of $20,718 for financial reporting purposes (see Note 9). This was originally acquired by the Partnership in 1994, at a cost of approximately $209,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $59,200 in excess of its original purchase price. In December 1999, the Partnership reinvested a portion of these net sales proceeds in Duluth Joint Venture (see Note 5).

     In December 1999, the Partnership sold its property in Houston, Texas to an unrelated third party for $387,812 and received net sales proceeds of $385,673, resulting in a gain of $16,651 for financial reporting purposes. This property was originally acquired by the Partnership in 1994, at a cost of approximately $311,800 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $73,900 in excess of its original purchase price.

     At December 31, 1999, the Partnership recorded a provision for loss on building in the amount of $27,211 for financial reporting purposes relating to a Long John Silver's Property. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the property at December 31, 1999 and the estimated net realizable value for the property.

     Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $306,683, $148,845 (net of $6,327 in reserves and $277,319 in write-offs), and $471,287 (net of $6,295 in reserves), respectively, of such rental income.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:


               2000                         $ 2,615,258
               2001                           2,634,454
               2002                           2,691,812
               2003                           2,709,480
               2004                           2,886,966
               Thereafter                    25,614,171
                                            -----------

                                            $39,152,141
                                            ===========


     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                     1999                     1998
                                                                -------------            --------------
          Minimum lease payments receivable
                                                                  $12,862,784               $14,282,003
          Estimated residual values                                 2,156,574                 2,373,313
          Less unearned income                                     (8,239,716)               (9,355,214)
                                                                -------------            --------------

          Net investment in direct financing leases               $ 6,779,642               $ 7,300,102
                                                                =============            ==============

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:


               2000                                $   846,697
               2001                                    849,520
               2002                                    857,988
               2003                                    861,651
               2004                                    868,976
               Thereafter                            8,577,952
                                                   -----------

                                                   $12,862,784
                                                   ===========


     The above table does not include future minimum lease payments for renewal periods of for contingent rental payments that may become due in future periods (see Note 3).

     In January 1998, the Partnership sold its property in Madison, Alabama, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts (see Note 3).

     In June 1998, four of the Partnership's leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases," in 1999 and 1998, the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease of $20,119 and $21,873, respectively, for financial reporting purposes. In addition, in August 1999, one of the Partnership's remaining leases with Long John Silver's, Inc. was rejected in connection with the tenant filing for bankruptcy in June 1998.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures:
     ----------------------------

     The Partnership owns a 50 percent, 72.2%, 50 percent, and 39.94% interest in the profits and losses of Attalla Joint Venture, Salem Joint Venture, Wood-Ridge Real Estate Joint Venture, and CNL Kingston Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

     In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property, at a total cost of $1,052,552. As of December 31, 1999, the Partnership had contributed approximately $539,100, of which approximately $44,100 was contributed during 1999. As of December 31,1999, the Partnership owned a 50 percent interest in the profits and losses of this joint venture.

     In November 1999, the Partnership entered into a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., to purchase and hold one restaurant property. Each CNL Income Fund is a Florida limited partnership and affiliate of the general partners. As of December 31, 1999, the Partnership had contributed approximately $145,100 to the joint venture and owned an 11 percent interest in the profits and losses of this joint venture. In addition, in December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XV, Ltd., to construct and hold one restaurant property. Each CNL Income Fund is a Florida limited partnership and affiliate of the general partners. As of December 31, 1999, the Partnership had contributed approximately $476,600 to purchase land and pay for construction costs relating to this joint venture and owned a 44 percent interest in the profits and losses of this joint venture.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     As of December 31, 1999, Attalla Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, and Duluth Joint Venture each owned and leased one property, and Wood-Ridge Real Estate Joint Venture owned and leased six properties, to operators of fast-food or family-style restaurants. The following presents the joint ventures' condensed financial information at December 31:

                                                                            1999               1998
                                                                      ----------------    --------------
          Land and buildings on operating leases, less
             accumulated depreciation                                       $8,588,997        $6,913,765
          Net investment in direct financing leases                            990,480           360,790
          Cash                                                                  31,188            87,922
          Receivables                                                          118,630            47,545
          Accrued rental income                                                309,013           194,526
          Other assets                                                          20,817             1,055
          Liabilities                                                           82,684           171,590
          Partners' capital                                                  9,976,441         7,434,013
          Revenues                                                             895,295           750,147
          Net income                                                           739,271           615,127

     The Partnership recognized income totalling $373,434, $317,654, and $309,879 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

6.   Restricted Cash:
     ---------------

     As of December 31, 1999, the net sales proceeds of $385,673 from the sale of the property in Houston, Texas, less miscellaneous escrow fees of $2,305 were being held in and interest-bearing escrow account pending the release of funds to acquire an additional property.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from a sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

     Generally, net sales proceeds from a sale of properties, in liquidation of the Partnership will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During each of the years ended December 31, 1999, 1998 and 1997, the Partnership declared distributions to the limited partners of $3,712,520. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                           1999                 1998                1997
                                                                   -----------------     ---------------     ----------------
     Net income for financial reporting purposes                          $3,071,122          $3,199,087           $3,665,940

     Depreciation for tax reporting purposes in excess of
      depreciation for financial reporting purposes                          (58,526)            (77,202)            (130,766)

     Direct financing leases recorded as operating leases for
      tax reporting purposes                                                 107,236              82,359               83,787

     Gain on sale of land and buildings for tax reporting
      purposes in excess of gain for financial reporting
      purposes                                                                37,025              94,442                   --

     Gain on land and building from right of way taking
      deferred for tax reporting purposes                                         --             (41,408)                  --

     Allowance for loss on building                                           27,211              37,155                   --

     Equity in earnings of joint ventures for financial
      reporting purposes less than (in excess of) equity in
      earnings of joint ventures for tax reporting purposes                  (79,904)             35,645                3,109

     Capitalization of transaction costs for tax reporting
      purposes                                                               214,611              25,231                   --

     Allowance for doubtful accounts                                           5,598               1,105                   --

     Accrued rental income                                                  (306,683)           (148,845)            (471,287)

     Loss on lease termination of direct financing leases                     20,119              21,873                   --

     Rents paid in advance                                                   (28,232)             53,442              (32,864)

     Other                                                                       566               1,034              (21,988)
                                                                   -----------------     ---------------     ----------------

     Net income for federal income tax purposes                           $3,010,143          $3,283,918           $3,095,931
                                                                   =================     ===============     ================

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisors shall determine. The Partnership incurred management fees of $39,473, $37,430, and $38,626 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate Limited Partners' 10% Return plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $142,557, $110,618, and $89,910 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

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

     During 1999, the Partnership sold its property in Kansas City, Missouri to Commercial Net Lease Realty, Inc., an affiliate of the general partners, for $270,000 and received net sales proceeds of $268,450, resulting in a gain of $20,718 for financial reporting purposes.

     The due to related parties at December 31, 1999 and 1998, totaled $76,976 and $25,432, respectively.

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of each of the years ended December 31:

                                                           1999                1998               1997
                                                     ---------------     ---------------    ---------------
          Checkers Drive-In
            Restaurants, Inc.                               $603,070            $628,816           $724,612
          Jack in the Box Inc. (formerly
           Foodmaker, Inc.)                                  572,503             574,481            562,725
          Golden Corral Corporation                          534,997             534,624            520,911
          Long John Silver's, Inc.                           433,701             634,121            850,159
          Flagstar Enterprises, Inc.                         425,409             427,801            483,606
          Denny's, Inc.                                          N/A                 N/A            379,767

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:

                                                           1999                1998               1997
                                                     ---------------     ---------------    ---------------
          Denny's                                           $615,893            $625,101           $618,154
          Checkers Drive-In Restaurants                      603,070             628,816            724,612
          Jack in the Box                                    572,503             574,481            562,725
          Golden Corral Family Steakhouse
           Restaurants                                       534,997             534,624            520,191
          Long John Silver's                                 433,701             634,121            850,159
          Hardee's                                           425,409             427,801            483,606

     The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants did not represent more than ten percent of the Partnership's total rental and earned income.

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

     In 1998, Long John Silver's, Inc. filed for bankruptcy and in June 1998 and August 1999 rejected the leases relating to four and one of its nine leases, respectively, and ceased making rental payments to the Partnership on the rejected leases. The Partnership entered into new leases, each with a new tenant, for two of the five properties with rejected leases. In addition, the Partnership sold two of the five properties with rejected leases. The Partnership will not recognize any rental and earned income from the remaining vacant property until a new tenant for the property is located, or until the property is sold and the proceeds from the sale are reinvested in additional property. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases, and the Partnership has continued to receive rental payments relating to these four leases.
     The lost revenues resulting from the one that was rejected and remains vacant, as described above, could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the property in a timely manner.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


11.  Termination of Merger:
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, inc. (APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

12.  Subsequent Event:
     ----------------

     In January 2000, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the property in Houston, Texas, to acquire a 26 percent interest in a property in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., a Florida limited Partnership and affiliate of the general partners. This property was acquired from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December

1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price

Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

           Title of Class                Name of Partner       Percent of Class
           --------------                ---------------       ----------------
   General Partnership Interests    James M. Seneff, Jr.              45%
                                    Robert A. Bourne                  45%
                                    CNL Realty Corporation            10%
                                                                    ------
                                                                     100%
                                                                    ======

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                    Amount Incurred
     Type of Compensation                                                                            For the Year
         and Recipient                             Method of Computation                        Ended December 31, 1999
-------------------------------      -----------------------------------------------      ---------------------------------
Reimbursement to affiliates            Operating expenses are reimbursed at the             Operating expenses incurred on
for operating expenses                 lower of cost or 90 percent of the                   behalf of the Partnership:
                                       prevailing rate at which comparable services         $178,306
                                       could have been obtained in the same
                                       geographic area.  Affiliates of the General          Accounting and administrative
                                       Partners from time to time incur certain             services: $142,557
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without interest.

Annual management fee to               One percent of the sum of gross revenues             $39,473
affiliates                             from Properties wholly owned by the
                                       Partnership plus the Partnership's allocable
                                       share of gross revenues of joint ventures in
                                       which the Partnership is a co-venturer.  The
                                       management fee, which will not exceed
                                       competitive fees for comparable services in
                                       the same geographic area, may or may not be
                                       taken, in whole or in part as to any year,
                                       in the sole discretion of affiliates of the
                                       General Partners.  All or any portion of the
                                       management fee not taken as to any fiscal
                                       year shall be deferred without interest and
                                       may be taken in such other fiscal year as
                                       the affiliates shall determine.

Deferred, subordinated real            A deferred, subordinated real estate                 $    -0-
estate disposition fee                 disposition fee, payable upon sale of one or
payable to affiliates                  more Properties, in an amount equal to the
                                       lesser of (i) one-half of a competitive real
                                       estate commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee shall be
                                       made only if affiliates of the General
                                       Partners provide a substantial amount of
                                       services in connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum returns to
                                       the Limited Partners.  However, if the net
                                       sales proceeds are reinvested in a
                                       replacement Property, no such real estate
                                       disposition fee will be incurred until such
                                       replacement Property is sold and the net
                                       sales proceeds are distributed.

                                                                                                    Amount Incurred
     Type of Compensation                                                                            For the Year
         and Recipient                             Method of Computation                        Ended December 31, 1999
-------------------------------      -----------------------------------------------      ---------------------------------
General Partners' deferred,            A deferred, subordinated share equal to one             $-0-
subordinated share of                  percent of Partnership distributions of net
Partnership net cash flow              cash flow, subordinated to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal to five            $-0-
subordinated share of                  percent of Partnership distributions of such
Partnership net sales                  net sales proceeds, subordinated to certain
proceeds from a sale or sales          minimum returns to the Limited Partners.
not in liquidation of the
Partnership

General Partners' share of             Distributions of net sales proceeds from a              $-0-
Partnership net sales                  sale or sales of substantially all of the
proceeds from a sale or sales          Partnership's assets will be distributed in
in liquidation of the                  the following order or priority:  (i) first,
Partnership                            to pay all debts and liabilities of the
                                       Partnership and to establish reserves; (ii)
                                       second, to Partners with positive capital
                                       account balances, determined after the
                                       allocation of net income, net loss, gain and
                                       loss, in proportion to such balances, up to
                                       amounts sufficient to reduce such balances
                                       to zero; and (iii) thereafter, 95% to the
                                       Limited Partners and 5% to the General
                                       Partners.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.   Financial Statements

               Report of Independent Certified Public Accountants

               Balance Sheets at December 31, 1999 and 1998

               Statements of Income for the Years Ended December 31, 1999, 1998, and 1997

               Statements of Partners' Capital for the Years Ended December 31, 1999, 1998, and 1997

               Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

               Notes to Financial Statements

2.   Financial Statement Schedule

               Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

               Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

               4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XIV, Ltd. ( Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 13, 1994, incorporated herein by reference.)

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

               27   Financial Data schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.


                                         CNL INCOME FUND XIV, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ---------------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ---------------------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ---------------------------------
                                              JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                            Date
          ---------                          -----                            ----
/s/ Robert A. Bourne            President, Treasurer and Director      March 27, 2000
-----------------------------
Robert A. Bourne                (Principal Financial and Accounting
                                Officer)

/s/ James M. Seneff, Jr.        Chief Executive Officer and Director   March 27, 2000
-----------------------------
James M. Seneff, Jr.            (Principal Executive Officer)

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999


                                                                       Costs Capitalized
                                                                         Subsequent To               Gross Amount at Which
                                                  Initial Cost            Acquisition            Carried at Close of Period (c)
                                         -------------------------  -----------------------   -------------------------------------
                              Encum-                Buildings and    Improve-     Carrying                Buildings and
                              brances      Land      Improvements     ments         Costs       Land      Improvements     Total
                             ---------   --------   --------------  ----------    ---------   --------   --------------  ---------
Properties the
 Partnership
  has Invested in Under
  Operating Leases:

   BenniGeorgian's Restaurant:
      Fayetteville, North
      Carolina (m)               -       $605,712                -           -            -   $605,712              (g)  $  605,712

   Burger King Restaurant:
      Alliance, Ohio             -        210,290                -           -            -    210,290              (g)     210,290

   Checkers Drive-In
   Restaurants:
      Boynton Beach, Florida     -        501,606                -           -            -    501,606               -      501,606
      Chamblee, Georgia          -        332,737                -           -            -    332,737               -      332,737
      Delray Beach, Florida      -        193,110                -           -            -    193,110               -      193,110
      Foley, Alabama             -        197,821                -           -            -    197,821               -      197,821
      Huntsville, Alabama        -        362,907                -           -            -    362,907               -      362,907
      Marietta, Georgia          -        332,418                -           -            -    332,418               -      332,418
      Merriam, Kansas            -        305,896                -           -            -    305,896               -      305,896
      Norcross, Georgia          -        474,262                -           -            -    474,262               -      474,262
      Orlando, Florida           -        559,646                -           -            -    559,646               -      559,646
      Pensacola, Florida         -        296,726                -           -            -    296,726               -      296,726
      Suwannee, Georgia          -        269,643                -           -            -    269,643               -      269,643
      St. Petersburg,
      Florida                    -        338,396                -           -            -    338,396               -      338,396
      Coral Springs,
      Florida                    -        421,221                -           -            -    421,221               -      421,221

   Denny's Restaurants:
      Albemarle, North
      Carolina                   -        202,363          447,278           -            -    202,363         447,278      649,641
      Bullhead City, Arizona     -        282,086          623,778     152,416            -    282,086         776,194    1,058,280
      Topeka, Kansas             -        420,446                -           -            -    420,446              (g)     420,446
      Tempe, Arizona             -        881,047                -           -            -    881,047              (g)     881,047

   El Ranchito Restaurant:
      Albemarle,
      North Carolina (j)         -        214,623          370,149           -            -    214,623         370,149      584,772

                                                                                    Life on Which
                                                                                   Depreciation in
                                                       Date                         Latest Income
                                  Accumulated         of Con-          Date         Statement is
                                  Depreciation       struction       Acquired         Computed
                                 --------------     -----------     ----------     ---------------
Properties the
 Partnership
  has Invested in Under
  Operating Leases:

   BenniGeorgian's Restaurant:
      Fayetteville, North                    (e)           1983          10/98           (e)
      Carolina (m)

   Burger King Restaurant:
      Alliance, Ohio                         (e)           1994          07/94           (e)

   Checkers Drive-In Restaurants:
      Boynton Beach, Florida                 (d)              -          03/94           (d)
      Chamblee, Georgia                      (d)              -          03/94           (d)
      Delray Beach, Florida                  (d)              -          03/94           (d)
      Foley, Alabama                         (d)              -          03/94           (d)
      Huntsville, Alabama                    (d)              -          03/94           (d)
      Marietta, Georgia                      (d)              -          03/94           (d)
      Merriam, Kansas                        (d)              -          03/94           (d)
      Norcross, Georgia                      (d)              -          03/94           (d)
      Orlando, Florida                       (d)              -          03/94           (d)
      Pensacola, Florida                     (d)              -          03/94           (d)
      Suwannee, Georgia                      (d)              -          03/94           (d)
      St. Petersburg, Florida                (d)              -          03/95           (d)
      Coral Springs, Florida                 (d)              -          03/95           (d)

   Denny's Restaurants:
      Albemarle, North Carolina          93,346            1992          09/93           (b)
      Bullhead City, Arizona            156,865            1988          09/93           (b)
      Topeka, Kansas                         (e)           1994          10/93           (e)
      Tempe, Arizona                         (e)           1994          11/93           (e)

   El Ranchito Restaurant:
      Albemarle,
      North Carolina (j)                 22,154            1994          04/94           (j)

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999


                                                                          Costs Capitalized
                                                                            Subsequent To             Gross Amount at Which
                                                        Initial Cost         Acquisition          Carried at Close of Period (c)
                                                 ----------------------- --------------------   -----------------------------------
                                        Encum-             Buildings and  Improve-   Carrying            Buildings and
                                        brances    Land    Improvements    ments      Costs       Land    Improvements      Total
                                        -------  --------  ------------  ---------   --------   --------  ------------   ----------
East Side Mario's Restaurant:
   Columbus, Ohio                          -      698,046            -   1,019,581      -          698,046   1,019,581    1,717,627

Golden Corral Family
   Steakhouse Restaurants:
   Burlington, North Carolina              -      931,962            -     975,218      -          931,962     975,218    1,907,180
   Wilson, North Carolina                  -      415,390            -     833,156      -          415,390     833,156    1,248,546
   Greeley, Colorado                       -      303,170            -     965,024      -          303,170     965,024    1,268,194

Hardee's Restaurants:
   Franklin, Tennessee                     -      201,441      423,569           -      -          201,441     423,569      625,010
   Nashville, Tennessee                    -      315,087            -           -      -          315,087          (g)     315,087
   Nashville, Tennessee                    -      296,341      485,974           -      -          296,341     485,974      782,315
   Batesville, Mississippi                 -      186,404      453,720           -      -          186,404     453,720      640,124
   Jacksonville, Florida                   -      385,903      409,773           -      -          385,903     409,773      795,676

Jack in the Box Restaurants:
   Mesquite, Texas                         -      449,442      528,882           -      -          449,442     528,882      978,324
   Plano, Texas                            -      423,092      467,253           -      -          423,092     467,253      890,345
   Farmers Branch, Texas                   -      465,235      525,470           -      -          465,235     525,470      990,705
   Fort Worth, Texas                       -      297,688      551,394           -      -          297,688     551,394      849,082
   Fort Worth, Texas                       -      257,393      419,245           -      -          257,393     419,245      676,638

Long John Silver's Restaurants:
   Apopka, Florida                         -      320,435            -           -      -          320,435          (g)     320,435
   Houston, Texas                          -      411,403            -           -      -          411,403          (g)     411,403
   Houston, Texas(j)                       -      342,971      475,749           -      -          342,971     475,749      818,720
   Marion, Ohio                            -      321,032            -           -      -          321,032          (g)     321,032
   Laurens, South Carolina (k)(m)          -       96,753      386,284           -      -           96,753     386,284      483,037


Other Restaurants:
   Akron, Ohio (h)                         -      246,431      805,793           -      -          246,431     805,793    1,052,224
   Las VeGeorgias, Nevada                  -      520,884            -           -      -          520,884          (g)     520,884
                                              -----------   ----------  ----------   --------  ----------- -----------  ----------

                                              $15,289,459   $7,374,311  $3,945,395             $15,289,459 $11,319,706  $26,609,165
                                              ===========   ==========  ==========   ========  =========== ===========  ===========

                                                                                       Life on Which
                                                                                      Depreciation in
                                                                Date                   Latest Income
                                             Accumulated       of Con-       Date      Statement is
                                             Depreciation     struction    Acquired      Computed
                                             ------------     ---------    --------    ------------
East Side Mario's Restaurant:
   Columbus, Ohio                                174,717        1994         06/94          (b)

Golden Corral Family
   Steakhouse Restaurants:
   Burlington, North Carolina                    195,132        1993         10/93          (b)
   Wilson, North Carolina                        172,325        1993         10/93          (b)
   Greeley, Colorado                             162,511        1994         08/94          (b)

Hardee's Restaurants:
   Franklin, Tennessee                            86,740        1993         11/93          (b)
   Nashville, Tennessee                               (e)       1993         11/93          (e)
   Nashville, Tennessee                           99,519        1993         11/93          (b)
   Batesville, Mississippi                        91,489        1993         12/93          (b)
   Jacksonville, Florida                          82,627        1993         12/93          (b)

Jack in the Box Restaurants:
   Mesquite, Texas                               108,307        1992         11/93          (b)
   Plano, Texas                                   94,748        1992         11/93          (b)
   Farmers Branch, Texas                         106,532        1988         12/93          (b)
   Fort Worth, Texas                             110,832        1992         12/93          (b)
   Fort Worth, Texas                              84,997        1983         12/93          (b)

Long John Silver's Restaurants:
   Apopka, Florida                                    (e)       1994         03/94          (e)
   Houston, Texas                                     (e)       1993         03/94          (e)
   Houston, Texas(j)                               4,836        1994         04/94          (j)
   Marion, Ohio                                       (e)       1994         06/94          (e)
   Laurens, South Carolina (k)(m)                  5,824        1994         03/94          (k)


Other Restaurants:
   Akron, Ohio (h)                               149,372        1993         10/93          (b)
   Las VeGeorgias, Nevada                             (e)       1994         07/94          (e)
                                              ----------

                                              $2,002,873
                                              ==========

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                          Costs Capitalized
                                                                            Subsequent To          Gross Amount at Which
                                                        Initial Cost         Acquisition        Carried at Close of Period (c)
                                                 ----------------------- --------------------  --------------------------------
                                        Encum-             Buildings and  Improve-   Carrying            Buildings and
                                        brances    Land    Improvements    ments      Costs      Land    Improvements    Total
                                        -------  --------  ------------  ---------   --------  --------  ------------  --------
Property of Joint Venture in
    Which the Partnership has
    a 50% Interest and has
    Invested in Under an
    Operating Lease:

      Hardee's Restaurant:
        Attalla, Alabama                   -    $  196,274  $  434,428       -          -     $  196,274  $  434,428  $  630,702
                                                ==========  ==========  ======     ======     ==========  ==========  ==========
Properties of Joint Venture in
    Which the Partnership has
    a 50% Interest and has
    Invested in Under
    Operating Leases:

      Boston Market Restaurants:
         Matthews, North Carolina          -       409,942     737,391       -          -        409,942     737,391   1,147,333
         Raleigh, North Carolina           -       518,507     542,919       -          -        518,507     542,919   1,061,426

      Golden Corral Family
         Steakhouse Restaurant:
         Paris, Texas                      -       303,608     685,064       -          -        303,608     685,064     988,672

      Taco Bell Restaurant:
         Anniston, Alabama                 -       173,395     329,202       -          -        173,395     329,202     502,597

      Other Restaurants:
         Murfreesboro,                     -       398,313           -       -          -        398,313           -     398,313
         Tennessee
         Blaine, Minnesota                 -       253,934     531,509       -          -        253,934     531,509     785,443
                                                ----------  ----------  ------     ------     ----------  ----------  ----------

                                                $2,057,699  $2,826,085       -          -     $2,057,699  $2,826,085  $4,883,784
                                                ==========  ==========  ======     ======     ==========  ==========  ==========

                                                                                       Life on Which
                                                                                      Depreciation in
                                                                Date                   Latest Income
                                             Accumulated       of Con-       Date      Statement is
                                             Depreciation     struction    Acquired      Computed
                                             ------------     ---------    --------    ------------
Property of Joint Venture in
    Which the Partnership has
    a 50% Interest and has
    Invested in Under an
    Operating Lease:

      Hardee's Restaurant:
        Attalla, Alabama                     $ 87,599          1993          11/93         (b)
                                             ========
Properties of Joint Venture in
    Which the Partnership has
    a 50% Interest and has
    Invested in Under
    Operating Leases:

      Boston Market Restaurants:
         Matthews, North Carolina              79,385          1994          10/96         (b)
         Raleigh, North Carolina               58,449          1994          10/96         (b)

      Golden Corral Family
         Steakhouse Restaurant:
         Paris, Texas                          73,751          1996          10/96         (b)

      Taco Bell Restaurant:
         Anniston, Alabama                     32,667          1993          01/97         (b)

      Other Restaurants:
         Murfreesboro,                             (d)         1996          10/96         (d)
         Tennessee
         Blaine, Minnesota                     57,220          1996          10/96         (b)
                                             --------

                                             $301,472
                                             ========

                           CNL INCOME FUND XIV, LTD.

                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                                      Costs Capitalized
                                                                                         Subsequent To
                                                         Initial Cost                      Acquisition
                                                    ---------------------------------------------------------
                                          Encum-                    Buildings and      Improve-    Carrying
                                          brances       Land         Improvements       ments        Costs
                                        -----------  -----------  -----------------  -----------  -----------
Property of Joint Venture
    in Which the Partnership
    has a 72.2% Interest and has
    Invested in Under an Operating
    Lease:

      Denny's Restaurant:
        Salem, Ohio                          -         $131,762                  -            -            -
                                                     ==========   ================   ==========   ==========

Property of Joint Venture
    in Which the Partnership
    has a 39.94% Interest and has
    Invested in Under an Operating
    Lease:

      Taco Bell Restaurant:
        Kingston, Tennessee                  -         $189,452                  -     $328,445            -
                                                     ==========   ================   ==========   ==========

Property of Joint Venture
    in Which the Partnership
    has a 50% Interest and has
    Invested in Under an Operating
    Lease:

      5 & Diner Restaurant:
        Melbourne, Florida                   -         $438,973                  -            -            -
                                                     ==========   ================   ==========   ==========

Property of Joint Venture
    in Which the Partnership
    has a 11% Interest and has
    Invested in Under an Operating
    Lease:

      IHOP Restaurant
        Bossier City, Louisiana              -         $453,016           $866,192            -            -
                                                     ==========   ================   ==========   ==========

                                                    Gross Amount at Which
                                                 Carried at Close of Period (c)
                                        -------------------------------------------
                                                       Buildings and                    Accumulated
                                           Land         Improvements       Total        Depreciation
                                        -----------  -----------------  -----------  -----------------
Property of Joint Venture
    in Which the Partnership
    has a 72.2% Interest and has
    Invested in Under an Operating
    Lease:

      Denny's Restaurant:
        Salem, Ohio                       $131,762                 (g)  $  131,762                 (e)
                                        ==========                      ==========

Property of Joint Venture
    in Which the Partnership
    has a 39.94% Interest and has
    Invested in Under an Operating
    Lease:

      Taco Bell Restaurant:
        Kingston, Tennessee               $189,452           $328,445   $  517,897            $22,869
                                        ==========           ========   ==========            =======

Property of Joint Venture
    in Which the Partnership
    has a 50% Interest and has
    Invested in Under an Operating
    Lease:

      5 & Diner Restaurant:
        Melbourne, Florida                $438,973                 (g)  $  438,973                 (e)
                                        ==========                      ==========

Property of Joint Venture
    in Which the Partnership
    has a 11% Interest and has
    Invested in Under an Operating
    Lease:

      IHOP Restaurant
        Bossier City, Louisiana           $453,016           $866,192   $1,319,208            $ 4,542
                                        ==========           ========   ==========            =======

                                                                    Life on Which
                                                                   Depreciation in
                                           Date                     Latest Income
                                          of Con-        Date        Statement is
                                         struction     Acquired        Computed
                                        -----------  ------------  -----------------
Property of Joint Venture
    in Which the Partnership
    has a 72.2% Interest and has
    Invested in Under an Operating
    Lease:

      Denny's Restaurant:
        Salem, Ohio                         1991        03/95             (e)

Property of Joint Venture
    in Which the Partnership
    has a 39.94% Interest and has
    Invested in Under an Operating
    Lease:

      Taco Bell Restaurant:
        Kingston, Tennessee                 1997        11/97             (b)

Property of Joint Venture
    in Which the Partnership
    has a 50% Interest and has
    Invested in Under an Operating
    Lease:

      5 & Diner Restaurant:
        Melbourne, Florida                  1998        04/98             (e)

Property of Joint Venture
    in Which the Partnership
    has a 11% Interest and has
    Invested in Under an Operating
    Lease:

      IHOP Restaurant
        Bossier City, Louisiana             1998        11/99             (b)

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                               Costs Capitalized
                                                                                 Subsequent To          Gross Amount at Which
                                                             Initial Cost         Acquisition        Carried at Close of Period (c)
                                                    ----------------------- --------------------  --------------------------------
                                           Encum-             Buildings and  Improve-   Carrying            Buildings and
                                           brances    Land    Improvements    ments      Costs      Land    Improvements   Total
                                           -------  --------  ------------  ---------   --------  --------  ------------ --------
Property of Joint Venture
  in Which the Partnership
  has a 44% Interest and has
  Invested in Under an Operating
  Lease:

      Roadhouse Grill Restaurant:
         Duluth, Georgia                        -    $1,083,153           -           -      -      $1,083,153    (n)  $ 1,083,153
                                                     ==========  ==========  ==========  =====      ========== =======  ===========
Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

      BenniGeorgian's Restaurant:
         Fayetteville, North Carolina (m)       -             -  $  931,239           -      -              (g)   (g)           (g)


      Burger King Restaurant:
         Alliance, Ohio                         -             -     535,949           -      -               -    (g)           (g)

      Denny's Restaurants:
         Winslow, Arizona                       -       199,767     788,202           -      -              (g)   (g)           (g)
         Topeka, Kansas                         -             -           -     489,014      -               -    (g)           (g)
         Tempe, Arizona                         -             -           -     585,382      -               -    (g)           (g)

      Hardee's Restaurants:
         Nashville, Tennessee                   -             -     553,400           -      -               -    (g)           (g)

      Jack in the Box Restaurant:
         Shreveport, Louisiana                  -       240,811     848,338           -      -              (g)   (g)           (g)

      Long John Silver's Restaurants:
         Apopka, Florida                        -             -     506,493           -      -               -    (g)           (g)
         Houston, Texas                         -             -     449,633           -      -               -    (g)           (g)
         Marion, Ohio                           -             -     463,504           -      -               -    (g)           (g)

      Other Restaurant:
         Las VeGeorgias, Nevada                 -             -     565,680           -      -               -    (g)           (g)
                                                     ----------  ----------  ----------  -----
                                                     $  440,578  $5,642,438  $1,074,396      -
                                                     ==========  ==========  ==========  =====

                                                                                       Life on Which
                                                                                      Depreciation in
                                                                Date                   Latest Income
                                             Accumulated       of Con-       Date      Statement is
                                             Depreciation     struction    Acquired      Computed
                                             ------------     ---------    --------    ------------
Property of Joint Venture
  in Which the Partnership
  has a 44% Interest and has
  Invested in Under an Operating
  Lease:

      Roadhouse Grill Restaurant:
         Duluth, Georgia                         (n)             (o)         12/99          (o)
                                             ============

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

      BenniGeorgian's Restaurant:
         Fayetteville, North Carolina (m)        (e)             1983        10/98          (e)


      Burger King Restaurant:
         Alliance, Ohio                          (e)             1994        07/94          (e)

      Denny's Restaurants:
         Winslow, Arizona                        (f)             1993        09/93          (f)
         Topeka, Kansas                          (e)             1994        10/93          (e)
         Tempe, Arizona                          (e)             1994        11/93          (e)

      Hardee's Restaurants:
         Nashville, Tennessee                    (e)             1993        11/93          (e)

      Jack in the Box Restaurant:
         Shreveport, Louisiana                   (f)             1993        11/93          (f)

      Long John Silver's Restaurants:
         Apopka, Florida                         (e)             1994        03/94          (e)
         Houston, Texas                          (e)             1993        03/94          (e)
         Marion, Ohio                            (e)             1994        06/94          (e)

      Other Restaurant:
         Las VeGeorgias, Nevada                  (e)             1994        07/94          (e)

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                               Costs Capitalized
                                                                                 Subsequent To          Gross Amount at Which
                                                             Initial Cost         Acquisition        Carried at Close of Period (c)
                                                      ----------------------- --------------------  --------------------------------
                                             Encum-             Buildings and  Improve-   Carrying            Buildings and
                                             brances    Land    Improvements    ments      Costs      Land    Improvements   Total
                                             -------  --------  ------------  ---------   --------  --------  ------------ ---------
Property of Joint Venture in
  Which the Partnership has a
  72.2% Interest and has Invested
  in Under a Direct Financing Lease:

      Denny's Restaurant:
         Salem, Ohio                            -        -               -    $371,836       -          -          (g)        (g)
                                                    ======        ========    ========  ======
Property of Joint Venture in
  Which the Partnership has a
  50% Interest and has Invested
  in Under a Direct Financing Lease:

      5 & Diner Restaurant:
         Melbourne, Florida                     -        -        $639,141           -       -          -          (g)        (g)
                                                    ======        ========    ========  ======

                                                                                       Life on Which
                                                                                      Depreciation in
                                                                Date                   Latest Income
                                             Accumulated       of Con-       Date      Statement is
                                             Depreciation     struction    Acquired      Computed
                                             ------------     ---------    --------    ------------
Property of Joint Venture in
  Which the Partnership has a
  72.2% Interest and has Invested
  in Under a Direct Financing Lease:

      Denny's Restaurant:
         Salem, Ohio                              (e)            1991        03/95           (e)

Property of Joint Venture in
  Which the Partnership has a
  50% Interest and has Invested
  in Under a Direct Financing Lease:

      5 & Diner Restaurant:
         Melbourne, Florida                       (e)            1998        04/98           (e)

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ----------------------------------------------------------------

                               December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997 are summarized as follows:


                                                                                                         Accumulated
                                                                                  Cost                   Depreciation
                                                                              -------------             --------------
     Properties the Partnership has invested in Under
        Operating leases:

      Balance, December 31 ,1996                                              $  26,811,017             $      958,533
      Depreciation expense                                                               --                    337,180
      Dispositions                                                                 (297,579)                        --
                                                                              -------------             --------------

      Balance, December 31, 1997                                                 26,513,438                  1,295,713
      Acquisitions                                                                  605,712                         --
      Dispositions                                                                 (982,778)                        --
      Reclassified from direct financing lease                                    2,084,141                         --
      Depreciation expense                                                               --                    378,381
                                                                              -------------             --------------

      Balance, December 31, 1998                                                 28,220,513                  1,674,094
      Dispositions                                                               (1,987,957)                        --
      Reclassified from direct financing lease                                      958,786                         --
      Reclassified to direct financing lease                                       (582,177)                        --
      Depreciation expense                                                               --                    328,779
                                                                              -------------             --------------

      Balance, December 31, 1999                                              $  26,609,165             $    2,002,873
                                                                              =============             ==============

     Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

      Balance, December 31, 1996                                              $     630,702             $       44,157
      Depreciation expense                                                               --                     14,481
                                                                              -------------             --------------

      Balance, December 31, 1997                                                    630,702                     58,638
      Depreciation expense                                                               --                     14,480
                                                                              -------------             --------------

      Balance, December 31, 1998                                                    630,702                     73,118
      Depreciation expense                                                               --                     14,481
                                                                              -------------             --------------

      Balance, December 31, 1999                                              $     630,702             $       87,599
                                                                              =============             ==============

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999


                                                                                                        Accumulated
                                                                                 Cost                   Depreciation
                                                                             -------------             --------------
     Properties of Joint Venture in Which the Partnership
      has a 50% Interest and has Invested in Under
      Operating Leases:

       Balance, December 31, 1996                                            $   4,404,047             $       19,453
       Acquisitions                                                                502,597                         --
       Depreciation expense                                                             --                     94,718
                                                                             -------------             --------------

       Balance, December 31, 1997                                                4,906,644                    114,171
       Dispositions                                                                (22,860)                        --
       Depreciation expense                                                             --                     93,098
                                                                             -------------             --------------

       Balance, December 31, 1998                                                4,883,784                    207,269
       Depreciation expense                                                             --                     94,203
                                                                             -------------             --------------

       Balance, December 31, 1999                                            $   4,883,784             $      301,472
                                                                             =============             ==============

     Properties of Joint Venture in Which the Partnership has a 72.2% Interest and has Invested in Under an Operating Lease:

       Balance, December 31, 1996                                            $     131,762             $           --
       Depreciation expense (e)                                                         --                         --
                                                                             -------------             --------------

       Balance, December 31, 1997                                                  131,762                         --
       Depreciation expense (e)                                                         --                         --
                                                                             -------------             --------------

       Balance, December 31, 1998                                                  131,762                         --
       Depreciation expense (e)                                                         --                         --
                                                                             -------------             --------------
       Balance, December 31, 1999                                            $     131,762             $           --
                                                                             =============             ==============

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999


                                                                                                          Accumulated
                                                                                  Cost                    Depreciation
                                                                              -------------              --------------
     Property of Joint Venture in Which the Partnership
      has a 39.94% Interest and has Invested in Under an
      Operating Lease:

        Balance, December 31, 1996                                            $          --              $           --
        Acquisition                                                                 512,925                          --
        Depreciation expense                                                             --                         984
                                                                              -------------              --------------

        Balance, December 31, 1997                                                  512,925                         984
        Acquisition                                                                   4,972                          --
        Depreciation expense                                                             --                      10,937
                                                                              -------------              --------------

        Balance, December 31, 1998                                                  517,897                      11,921
        Depreciation expense                                                             --                      10,948
                                                                              -------------              --------------

        Balance, December 31, 1999                                            $     517,897              $       22,869
                                                                              =============              ==============

     Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

        Balance, December 31, 1997                                            $          --              $           --
        Acquisition                                                               1,042,865                          --
        Depreciation expense                                                             --                         937
                                                                              -------------              --------------

        Balance, December 31, 1998                                                1,042,865                         937
        Reclassified to direct financing lease                                     (603,892)                       (937)
        Depreciation Expense                                                             --                          --
                                                                              -------------              --------------

        Balance, December 31, 1999                                            $     438,973              $           --
                                                                              =============              ==============
     Property of Joint Venture in Which the Partnership
      has a 11% Interest and has Invested in Under an
      Operating Lease:

        Balance, December 31, 1998                                            $          --              $           --
        Acquisition                                                               1,319,208                          --
        Depreciation expense                                                             --                       4,542
                                                                              -------------              --------------

        Balance, December 31, 1999                                            $   1,319,208              $        4,542
                                                                              =============              ==============

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999


                                                                                                          Accumulated
                                                                                  Cost                    Depreciation
                                                                              -------------              --------------
     Property of Joint Venture in Which the Partnership
      has a 44% Interest and has Invested in Under an
      Operating Lease:

        Balance, December 31, 1998                                            $          --              $           --
        Acquisition(n)                                                            1,083,153                          --
        Depreciation expense(o)                                                          --                          --
                                                                              -------------              --------------

        Balance, December 31, 1999                                            $   1,083,153              $           --
                                                                              =============              ==============

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years. All of the leases are treated as operating leases for federal income tax purposes.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $32,371,148 and $9,623,237, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(h) Effective August 1994, the lease for this Property was terminated, resulting in the lease being reclassified as an operating lease. The Partnership does not believe this is indicative of an impairment in the carrying value of the Property.

(i) Effective October 1999, the lease for this property was amended, resulting in the reclassification of the land and building portions of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 24.5 years.

(j) Effective August 1999, the lease for this Property was terminated, resulting in the reclassification of the land and building portions of the lease to an operating lease. The land and building were recorded at net book value and the building is being depreciated over its remaining estimated life of approximately 25 years.

(k) During the year ended December 31, 1998, the Partnership purchased land and building from CNL First Corp., an affiliate of the General Partners, for an aggregate cost of $1,537,000.

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999


(l) For financial reporting purposes the undepreciated cost of the Property in Laurens, South Carolina was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $27,211 at December 31, 1999. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The impairment at December 31, 1999 represents the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on building.

(m)  Scheduled for completion 2000.

(n) Property was not placed in service as of December 31, 1999; therefore no depreciation was taken.

                                 EXHIBIT INDEX


Exhibit Number
--------------

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

               4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XIV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 13, 1994, incorporated herein by reference.)

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