Form 10-Q
period 2000-03-31
CNL INCOME FUND XIV LTD
filed 2000-05-12
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                        March 31, 2000
                                        ----------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3143096
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

450 South Orange Avenue
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                  2000                   1999
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance
       for loss on building                                                      $ 24,472,869           $ 24,579,081
   Net investment in direct financing leases                                        6,751,883              6,779,642
   Investment in joint ventures                                                     4,867,138              4,502,838
   Cash and cash equivalents                                                        1,614,302              1,543,691
   Restricted cash                                                                         --                383,368
   Receivables, less allowance for doubtful accounts
       of $17,247 and $6,703, respectively                                             44,700                 86,811
   Due from related parties                                                                --                  5,040
   Prepaid expenses                                                                     9,479                 17,393
   Lease costs, less accumulated amortization of
       $4,373 and $3,548, respectively                                                 28,627                 29,452
   Accrued rental income, less allowance for doubtful
       accounts of $12,622 in 2000 and 1999                                         2,209,878              2,145,581
                                                                           -------------------    -------------------

                                                                                 $ 39,998,876           $ 40,072,897
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   59,338             $  137,749
   Accrued and escrowed real estate taxes payable                                       8,238                 28,520
   Distributions payable                                                              928,130                928,130
   Due to related parties                                                             126,661                 76,976
   Rents paid in advance and deposits                                                  97,765                 67,196
                                                                           -------------------    -------------------
       Total liabilities                                                            1,220,132              1,238,571

   Commitment (Note 6)

   Partners' capital                                                               38,778,744             38,834,326
                                                                           -------------------    -------------------

                                                                                 $ 39,998,876           $ 40,072,897
                                                                           ===================    ===================
See accompanying notes to condensed financial statements

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2000              1999
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                        $  817,690         $ 706,805
    Earned income from direct financing leases                                    175,763           199,166
    Interest and other income                                                      54,470            10,520
                                                                           ---------------    --------------
                                                                                1,047,923           916,491
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           44,114            48,343
    Professional services                                                          13,966             7,784
    Management fees to related party                                               11,075             9,544
    Real estate taxes                                                                  --             4,874
    State and other taxes                                                          32,170            30,354
    Depreciation and amortization                                                  97,437           103,926
    Transaction costs                                                              50,907            33,175
                                                                           ---------------    --------------
                                                                                  249,669           238,000
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures and
    Provision for Loss on Building                                                798,254           678,491

Equity in Earnings of Joint Ventures                                               84,152            93,686

Provision for Loss on Building                                                     (9,858 )         (60,882 )
                                                                           ---------------    --------------

Net Income                                                                     $  872,548         $ 711,295
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   8,775         $   7,468
    Limited partners                                                              863,773           703,827
                                                                           ---------------    --------------

                                                                               $  872,548         $ 711,295
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                             $    0.19          $   0.16
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,500,000         4,500,000
                                                                           ===============    ==============
See accompanying notes to condensed financial statements

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2000                  1999
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   209,255            $  177,733
    Net income                                                                          8,775                31,522
                                                                           -------------------    ------------------
                                                                                      218,030               209,255
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              38,625,071            39,297,991
    Net income                                                                        863,773             3,039,600
    Distributions ($0.21 and $0.83 per
       limited partner unit, respectively)                                           (928,130 )          (3,712,520 )
                                                                           -------------------    ------------------
                                                                                   38,560,714            38,625,071
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 38,778,744          $ 38,834,326
                                                                           ===================    ==================
See accompanying notes to condensed financial statements

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2000              1999
                                                                           ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,005,523         $ 819,872
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Investment in joint ventures                                              (390,878 )         (44,120 )
       Decrease in restricted cash                                                384,096                --
       Payment of lease costs                                                          --           (33,000 )
                                                                           ---------------    --------------
          Net cash used in investing activities                                    (6,782 )         (77,120 )
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (928,130 )        (928,130 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                  (928,130 )        (928,130 )
                                                                           ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                               70,611          (185,378 )

Cash and Cash Equivalents at Beginning of Quarter                               1,543,691           949,056
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                    $1,614,302         $ 763,678
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 928,130         $ 928,130
                                                                           ===============    ==============

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Building on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                    March 31,               December 31,
                                       2000                     1999
                               ---------------------     --------------------

 Land                                   $15,289,459             $ 15,289,459
 Buildings                               11,319,706               11,319,706
                               ---------------------     --------------------
                                         26,609,165               26,609,165
 Less accumulated
     depreciation                        (2,099,227 )             (2,002,873 )
                               ---------------------     --------------------
                                         24,509,938               24,606,292
 Less allowance for
     loss on building                       (37,069 )                (27,211 )
                               ---------------------     --------------------

                                       $ 24,472,869             $ 24,579,081
                               =====================     ====================

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


2.       Land and Building on Operating Leases - Continued:

         At December 31, 1999, the Partnership recorded a provision for loss on building in the amount of $27,211 for financial reporting purposes relating to the Long John Silver's property in Laurens, South Carolina. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. At March 31, 2000, the Partnership increased the provision for loss on building by an additional amount of $9,858. The total allowance represents the difference between the carrying value of the property at March 31, 2000 and the estimated net sales proceeds from the anticipated sale of the property based on a purchase and sales contract with an unrelated third party (see Note 6).

3.       Investment in Joint Ventures:

         In January 2000, the Partnership reinvested the majority of the net sales proceeds it received from the 1999 sale of a property in Houston, Texas, to acquire an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with an affiliate. As of March 31, 2000, the Partnership owned a 26 percent interest in this property.

         During the quarter ended March 31, 2000, the lease associated with the property owned by Melbourne Joint Venture was amended to provide for rent reductions due to financial difficulties the tenant was experiencing. As a result, Melbourne Joint Venture reclassified the asset from net investment in direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," Melbourne Joint Venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on the termination of the direct financing lease was recorded for financial reporting purposes.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at:

                                                                       March 31, 2000         December 31, 1999
                                                                     -------------------      ------------------
        Land and buildings on operating  leases,  less  accumulated
            depreciation                                                   $ 10,686,181             $ 8,588,997
        Net investment in direct financing leases                               355,341                 990,480
        Cash                                                                     89,834                  31,188
        Receivables                                                               9,190                 118,630
        Accrued rental income                                                   349,198                 309,013
        Other assets                                                             19,145                  20,817
        Liabilities                                                              87,479                  82,684
        Partners' capital                                                    11,421,410               9,976,441
        Revenues                                                                278,021                 895,295
        Net income                                                              203,896                 739,271

         The Partnership recognized income totalling $84,152 and $93,686 for the quarters ended March 31, 2000 and 1999, respectively, from these joint ventures.

4.       Related Party Transactions:

         During the quarter ended March 31, 2000, the Partnership acquired a 26 percent interest in a property from CNL BB Corp., an affiliate of the general partners, for which the property had a total purchase price of $1,223,500. The property acquired during 2000 is being held as tenants-in-common, with CNL Income Fund VI, Ltd. ("CNL VI"), a Florida limited partnership, an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL VI as tenants-in-common. The total purchase price paid by the Partnership and CNL VI represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, or interests therein, purchased from an affiliate in which the affiliate has acted as an interim owner, are treated as belonging to the Partnership and CNL VI, as tenants-in-common. For the quarter ended March 31, 2000, other income includes $2,103 of such amounts.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

5.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

6.       Commitment:

         In February 2000, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Laurens, South Carolina. At March 31, 2000, the Partnership established a provision for loss on building related to the anticipated sale of this property (see Note 2). As of May 1, 2000, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 56 Properties, which included interests in 12 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,005,523 and $819,872 for the quarters ended March 31, 2000 and 1999, respectively. The increase in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2000.

         In January 2000, the Partnership reinvested the majority of the net sales proceeds from the 1999 sale of a Property in Houston, Texas in a Property in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd. ("CNL
VI"), an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership and CNL VI acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL VI. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The transaction, or a portion thereof, relating to the sale of the Property in Houston, Texas, and the reinvestment of the net sales proceeds in the Property in Niles, Illinois, as tenants-in-common, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonable assumed by the general partners), resulting from the sale. As of March 31, 2000, the Partnership owned a 26 percent interest in the Property in Niles, Illinois.

         In February 2000, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's Property in Laurens, South Carolina. As of May 1, 2000, the sale had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $1,614,302 invested in such short-term investments, as compared to $1,543,691 at December 31, 1999. The funds remaining at March 31, 2000 after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

Short Term Liquidity

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations and for the quarter ended March 31, 1999, future cash from operations, the Partnership declared distributions to the limited partners of $928,130 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,220,132 at March 31, 2000, from $1,238,571 at December 31, 1999.
The decrease in liabilities at March 31, 2000 was primarily due to a decrease in accounts payable at March 31, 2000, as compared to December 31, 1999. The decrease was partially offset by an increase in rents paid in advance and deposits at March 31, 2000, as compared to December 31, 1999. The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 47 wholly owned Properties and during the quarter ended March 31, 2000, the Partnership owned and leased 43 wholly owned Properties to operators of fast food and family style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $993,453 and $905,971, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the fact that during the quarter ended March 31, 2000, the Partnership collected and recognized as income past due rental amounts relating to Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to four Properties. As of March 31, 2000, the Partnership had entered into new leases, each with a new tenant, for two of the four Properties and had sold one of the Properties. In addition, as of March 31, 2000, the Partnership had entered into an agreement to sell the remaining Property.

         For the quarter ended March 31, 1999, the Partnership owned and leased ten Properties indirectly through joint venture arrangements. During the quarter ended March 31, 2000, the Partnership owned two additional Properties indirectly through joint venture agreements and one Property with an affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $84,152 and $93,686, respectively, attributable to net income earned by these joint ventures. Net income earned by joint ventures decreased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, primarily as a result of a joint venture establishing an allowance for doubtful accounts for past due rental amounts relating to a Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         Operating expenses, including depreciation and amortization expense, were $249,669 and $238,000 for the quarters ended March 31, 2000 and 1999, respectively.

         During the quarter ended March 31, 2000, the Partnership recorded a provision for loss on building in the amount of $9,858 for financial reporting purposes relating to the Long John Silver's Property in Laurens, South Carolina. The tenant of this Property filed for bankruptcy during 1998 and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at March 31, 2000 and the estimated net sales proceeds from the anticipated sale of the Property based on a purchase and sales contract with an unrelated third party, as described above in "Capital Resources." During the quarter ended March 31, 1999, the Partnership recorded a provision for loss on building in the amount of $60,882 for financial reporting purposes relating to a Long John Silver's Property in Stockbridge, Georgia, the lease for which was rejected by the tenant. The allowance represented the difference between the carrying value of the Property at March 31, 1999 and the net sales proceeds received in May 1999 from the sale of the Property.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles
            A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

            On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

            On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

27       Financial Data schedule (Filed herewith.)

(b)      Reports on Form 8-K

                  A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed Merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000


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