Form 10-Q
period 2000-06-30
CNL INCOME FUND XIV LTD
filed 2000-08-11
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                          59-3143096
----------------------------------------          ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
----------------------------------------          ----------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                  ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-13

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                            13

Part II

   Other Information                                                     14-15

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                      June 30,             December 31,
                                                                        2000                   1999
                                                                 -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance
       for loss on building                                            $ 24,376,618           $ 24,579,081
   Net investment in direct financing leases                              6,723,361              6,779,642
   Investment in joint ventures                                           4,717,418              4,502,838
   Cash and cash equivalents                                              1,510,870              1,543,691
   Restricted cash                                                               --                383,368
   Receivables, less allowance for doubtful accounts
       of $17,247 and $6,703, respectively                                   87,251                 86,811
   Due from related parties                                                      --                  5,040
   Prepaid expenses                                                          27,674                 17,393
   Lease costs, less accumulated amortization of
       $5,198 and $3,548, respectively                                       27,802                 29,452
   Accrued rental income, less allowance for doubtful
       accounts of $12,622 in 2000 and 1999                               2,269,729              2,145,581
                                                                 -------------------    -------------------

                                                                       $ 39,740,723           $ 40,072,897
                                                                 ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                    $     42,939           $    137,749
   Accrued and escrowed real estate taxes payable                             7,959                 28,520
   Distributions payable                                                    928,130                928,130
   Due to related parties                                                   156,078                 76,976
   Rents paid in advance and deposits                                        68,063                 67,196
                                                                 -------------------    -------------------
       Total liabilities                                                  1,203,169              1,238,571

   Partners' capital                                                     38,537,554             38,834,326
                                                                 -------------------    -------------------

                                                                       $ 39,740,723           $ 40,072,897
                                                                 ===================    ===================

           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                     Six Months Ended
                                                                  June 30,                            June 30,
                                                           2000              1999              2000              1999
                                                        ------------     -------------     --------------    --------------
Revenues:
    Rental income from operating leases                   $ 714,458         $ 728,592        $ 1,532,148       $ 1,425,474
    Earned income from direct financing leases              183,152           222,341            358,915           421,507
    Contingent rental income                                  1,418             1,918              1,418            11,841
    Interest and other income                                11,439             6,960             65,909            17,480
                                                        ------------     -------------     --------------    --------------
                                                            910,467           959,811          1,958,390         1,876,302
                                                        ------------     -------------     --------------    --------------

Expenses:
    General operating and administrative                     55,688            32,840             99,802            81,183
    Professional services                                     9,819             9,792             23,785            17,576
    Management fees to related party                          9,378             9,928             20,453            19,472
    Real estate taxes                                         2,021               457              2,021             5,331
    State and other taxes                                        --               334             32,170            30,688
    Depreciation and amortization                            97,334            94,346            194,771           198,272
    Transaction costs                                        26,619            85,038             77,526           118,213
                                                        ------------     -------------     --------------    --------------
                                                            200,859           232,735            450,528           470,735
                                                        ------------     -------------     --------------    --------------

Income Before Equity in Earnings (Losses) of Joint
    Ventures,  Loss on Sale of Land and Building
    and Provision for Loss on Buildings                     709,608           727,076          1,507,862         1,405,567

Equity in Earnings (Losses) of Joint Ventures               (22,668 )          95,136             61,484           188,822

Loss on Sale of Land and Building                                --           (60,882 )               --           (60,882 )

Provision for Loss on Buildings                                  --           (60,325 )           (9,858 )        (121,207 )
                                                        ------------     -------------     --------------    --------------

Net Income                                                $ 686,940         $ 701,005        $ 1,559,488       $ 1,412,300
                                                        ============     =============     ==============    ==============

Allocation of Net Income:
    General partners                                      $   6,869         $   7,695        $    15,644       $    15,163
    Limited partners                                        680,071           693,310          1,543,844         1,397,137
                                                        ------------     -------------     --------------    --------------

                                                          $ 686,940         $ 701,005        $ 1,559,488       $ 1,412,300
                                                        ============     =============     ==============    ==============

Net Income Per Limited Partner Unit                       $    0.15         $    0.15        $      0.34       $      0.31
                                                        ============     =============     ==============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,500,000         4,500,000          4,500,000         4,500,000
                                                        ============     =============     ==============    ==============


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                   Six Months Ended               Year Ended
                                                       June 30,                  December 31,
                                                         2000                        1999
                                                -----------------------     ------------------------

General partners:
    Beginning balance                                   $      209,255                 $    177,733
    Net income                                                  15,644                       31,522
                                                -----------------------     ------------------------
                                                               224,899                      209,255
                                                -----------------------     ------------------------

Limited partners:
    Beginning balance                                       38,625,071                   39,297,991
    Net income                                               1,543,844                    3,039,600
    Distributions ($0.41 and $0.83 per
       limited partner unit, respectively)                  (1,856,260 )                 (3,712,520 )
                                                -----------------------     ------------------------
                                                            38,312,655                   38,625,071
                                                -----------------------     ------------------------

Total partners' capital                                 $   38,537,554                 $ 38,834,326
                                                =======================     ========================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 2000                 1999
                                                                            ----------------     ---------------

  Increase (Decrease ) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                  $1,830,221          $1,746,523
                                                                            ----------------     ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                                         --             696,300
         Investment in joint ventures                                              (390,878 )           (44,120 )
         Decrease in restricted cash                                                384,096                  --
         Payment of lease costs                                                          --             (33,000 )
                                                                            ----------------     ---------------

            Net cash provided by (used in)investing activities
                                                                                     (6,782 )           619,180
                                                                            ----------------     ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                       (1,856,260 )        (1,856,260 )
                                                                            ----------------     ---------------
            Net cash used in financing activities                                (1,856,260 )        (1,856,260 )
                                                                            ----------------     ---------------

  Net Increase (Decrease)  in Cash and Cash Equivalents
                                                                                    (32,821 )           509,443

  Cash and Cash Equivalents at Beginning of Period                                1,543,691             949,056
                                                                            ----------------     ---------------

  Cash and Cash Equivalents at End of Period                                     $1,510,870          $1,458,499
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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999

1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 1999.

         Certain items in the prior year's financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Land and Building on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                              June 30,               December 31,
                                                2000                     1999
                                        ---------------------     --------------------
           Land                                $  15,289,459             $ 15,289,459
           Buildings                              11,319,706               11,319,706
                                        ---------------------     --------------------
                                                  26,609,165               26,609,165
           Less accumulated
               depreciation                       (2,195,478 )             (2,002,873 )
                                        ---------------------     --------------------
                                                  24,413,687               24,606,292
           Less allowance for
               loss on building                      (37,069 )                (27,211 )
                                        ---------------------     --------------------

                                               $  24,376,618             $ 24,579,081
                                        =====================     ====================


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Land and Building on Operating Leases - Continued:

         At December 31, 1999, the Partnership recorded a provision for loss on building in the amount of $27,211 for financial reporting purposes relating to the Long John Silver's property in Laurens, South Carolina. The tenant of this property filed for bankruptcy and discontinued the payment of rents. During the six months ended June 30, 2000, the Partnership increased the provision for loss on building by $9,858. The total allowance represented the difference between the carrying value of the property at June 30, 2000 and the estimated net realizable value of the property.

3.       Investment in Joint Ventures:

         In January 2000, the Partnership used the majority of the net sales proceeds it received from the 1999 sale of a property in Houston, Texas, in an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. As of June 30, 2000, the Partnership owned a 26 percent interest in this property.

         During the six months ended June 30, 2000, the lease associated with the property owned by Melbourne Joint Venture was amended to provide for rent reductions due to financial difficulties the tenant was experiencing. As a result, Melbourne Joint Venture reclassified the building portion of the asset from net investment in direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," Melbourne Joint Venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on the reclassification of the direct financing lease was recorded for financial reporting purposes. During the quarter and six months ended June 30, 2000, the joint venture, in which the Partnership has a 50 percent interest, recorded a provision for loss on building totaling approximately $219,100 for financial reporting purposes due to the fact that the operator of its property vacated the property and discontinued operations. The allowance represented the difference between the property's net carrying value at June 30, 2000 and the estimated net realizable value of the property.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 Quarters and Six Months Ended June 30, 2000 and 1999


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at:


                                                                               June 30,               December 31,
                                                                                 2000                     1999
                                                                          -------------------     -------------------
             Land and buildings on operating leases, less accumulated
                 depreciation and allowance for loss on building                  $ 10,713,219           $ 8,588,997
             Net investment in direct financing leases                                 354,126               990,480
             Cash                                                                       83,071                31,188
             Receivables                                                                    --               118,630
             Accrued rental income                                                     344,141               309,013
             Other assets                                                               18,591                20,817
             Liabilities                                                               417,885                82,684
             Partners' capital                                                      11,095,263             9,976,441
             Revenues                                                                  544,722               895,295
             Provision for loss on building                                           (219,053)                   --
             Net income                                                                182,759               739,271

         The Partnership recognized income totalling $61,484 and $188,822 during the six months ended June 30, 2000 and 1999, respectively, from these joint ventures, and recognized a loss of $22,668 and income of $95,136 during the quarters ended June 30, 2000 and 1999, respectively.

4.       Related Party Transactions:

         During the six months ended June 30, 2000, the Partnership acquired a 26 percent interest in a property from CNL BB Corp., an affiliate of the general partners, for which the property had a total purchase price of $1,223,500. The property acquired during 2000 is being held as tenants-in-common, with CNL Income Fund VI, Ltd. ("CNL VI"), a Florida limited partnership, an affiliate of the general partners (see Note 3). CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL VI as tenants-in-common. The total purchase price paid by the Partnership and CNL VI represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


4.       Related Party Transactions - Continued:

         Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, or interests therein, purchased from an affiliate in which the affiliate has acted as an interim owner, are treated as belonging to the Partnership and CNL VI, as tenants-in-common. For the six months ended June 30, 2000, other income includes $2,103 of such amounts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 56 Properties, which included interests in 12 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,830,221 and $1,746,523 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         In January 2000, the Partnership reinvested the majority of the net sales proceeds from the 1999 sale of a Property in Houston, Texas in a Property in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd. ("CNL
VI"), an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership and CNL VI acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL VI. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The transaction, or a portion thereof, relating to the sale of the Property in Houston, Texas, and the reinvestment of the net sales proceeds in the Property in Niles, Illinois, as tenants-in-common, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. As of June 30, 2000, the Partnership owned a 26 percent interest in the Property in Niles, Illinois.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $1,510,870 invested in such short-term investments, as compared to $1,543,691 at December 31, 1999. The funds remaining at June 30, 2000 after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $1,203,169 at June 30, 2000, from $1,238,571 at December 31, 1999.
The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,856,260 for each of the six months ended June 30, 2000 and 1999 ($928,130 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each applicable six months of $0.41 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 47 wholly owned Properties (including four Properties which were sold in 1999) and during the six months ended June 30, 2000, the Partnership owned and leased 43 wholly owned Properties to operators of fast food and family style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $1,891,063 and $1,846,981, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $897,610 and $950,933 of which was earned during the quarter ended June 30, 2000 and 1999, respectively. The increase in rental and earned income during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was partially due to the fact that during the six months ended June 30, 2000, the Partnership collected and recognized as income approximately $100,900 in past due rental amounts relating to Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to five Properties. As of June 30, 2000, the Partnership had entered into new leases, each with a new tenant, for two of the five Properties, had sold two of the Properties and had one Property that remained vacant. In August 1999, Long John Silver's Inc. assumed and affirmed its four remaining leases, and the Partnership has continued receiving rental payments relating to these four leases. The Partnership will not recognize any rental and earned income from this remaining vacant Property until a replacement tenant is located, or until the Property is sold and the proceeds from the sale are reinvested in an additional Property.

         The increase in rental and earned income during the six months ended June 30, 2000, was partially offset by, and the decrease during the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, was partially attributable to, the fact that the Partnership sold two Properties during 1999. The proceeds from these sales were subsequently reinvested in Duluth Joint Venture in December 1999 and in a Property held as tenants-in-common in January 2000, as described above in "Capital Resources." In addition, the increase during the six months ended June 30, 2000, was partially offset by a decrease in rental and earned income due to the fact that the Partnership established an allowance for doubtful accounts of approximately $14,500 for past due rental amounts relating to its Property in Tempe, Arizona, in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         During the six months ended June 30, 2000 and 1999, the Partnership also earned $1,418 and $11,841, respectively, in contingent rental income, $1,418 and $1,918 of which was earned during the quarters ended June 20, 2000 and 1999, respectively. The decrease in contingent rental income during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, was primarily attributable to a decrease in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         In addition, during the six months ended June 30, 2000 and 1999, the Partnership earned $65,909 and $17,480, respectively, in interest and other income, $11,439 and $6,960 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Interest and other income was higher during the quarter and six months ended June 30, 2000 than that earned during the quarter and six months ended June 30, 1999, primarily due to the fact that during the quarter and six months ended June 30, 2000, the Partnership earned interest on the net sales proceeds relating to the sale of several Properties during 1999, pending reinvestment in additional Properties. As of June 30, 2000, these net sales proceeds had been reinvested, as described above.

         During the six months ended June 30, 1999, the Partnership owned and leased ten Properties indirectly through joint venture arrangements. During the six months ended June 30, 2000, the Partnership owned two additional Properties indirectly through joint venture agreements and one Property with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $61,484 and $188,822, respectively, and recorded a loss of $22,668 and income of $95,136 during the quarters ended June 30, 2000 and 1999, respectively. The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily due to the fact that the lease relating to the Property held by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during the quarter and six months ended June 30, 2000, the joint venture established an allowance for doubtful accounts for past due rental amounts. The joint venture will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The joint venture will not recognize any rental income relating to this Property until such time as a new lease is executed or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The joint venture is currently seeking a new tenant or purchaser for this Property. In addition, the joint venture established an allowance for loss on building for this Property of approximately $219,100. The allowance represented the difference between the Property's net carrying value at June 30, 2000, and the current estimated net realizable value of the Property.

         Operating expenses, including depreciation and amortization expense, were $450,528 and $470,735 during the six months ended June 30, 2000 and 1999, respectively, of which $200,859 and $232,735 were incurred during the quarters ended June 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger". The decrease in operating expenses during the quarter and six months ended June 30, 2000, was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         As a result of the sale of the Property in Stockbridge, Georgia, the Partnership recognized a loss of $60,882 for financial reporting purposes during the quarter ended June 30, 1999.

         During the six months ended June 30, 2000, the Partnership recorded a provision for loss on building of $9,858 for financial reporting purposes relating to the Long John Silver's Property in Laurens, South Carolina, the lease for which was rejected by the tenant. The allowance represented the difference between the carrying value of the Property at June 30, 2000 and the estimated net realizable value of the Property. In addition, during the quarter ended June 30, 1999, the Partnership recorded a provision for loss on building of $121,207 for financial reporting purposes relating to a Long John Silver's Property in Shelby, North Carolina, the lease for which was rejected by the tenant. The allowance represented the difference between the carrying value of the Property at June 30, 1999 and the estimated realizable value of the Property. The tenant of these Properties filed for bankruptcy during 1998 and discontinued payment of rents under the terms of its lease agreements.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings" in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
              M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                       27   Financial Data schedule (Filed herewith.)

              (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 2000


                                            CNL INCOME FUND XIV, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/JAMES M. SENEFF, JR.
                                                   ----------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   Principal Executive Officer)


                                                By:/s/ROBERT A. BOURNE
                                                   ----------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)