Form 10-Q
period 2000-09-30
CNL INCOME FUND XIV LTD
filed 2000-11-09
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

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


                            CNL Income Fund XIV, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                        59-3143096
-----------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                         32801-3336
-----------------------------------------        -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                 -----------------------------


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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                      September 30,           December 31,
                                                                           2000                   1999
                                                                    -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance
       for loss on building                                               $ 22,679,133           $ 24,579,081
   Net investment in direct financing leases                                 6,694,055              6,779,642
   Investment in joint ventures                                              5,003,868              4,502,838
   Cash and cash equivalents                                                 2,762,102              1,543,691
   Restricted cash                                                                  --                383,368
   Receivables, less allowance for doubtful accounts
       of $69,004 and $6,703, respectively                                      72,760                 86,811
   Due from related parties                                                         --                  5,040
   Prepaid expenses                                                             29,507                 17,393
   Lease costs, less accumulated amortization of
       $6,023 and $3,548, respectively                                          26,977                 29,452
   Accrued rental income, less allowance for doubtful
       accounts of $12,622 in 2000 and 1999                                  2,144,875              2,145,581
                                                                    -------------------    -------------------

                                                                          $ 39,413,277           $ 40,072,897
                                                                    ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                       $     75,838           $    137,749
   Accrued and escrowed real estate taxes payable                                8,393                 28,520
   Distributions payable                                                       928,130                928,130
   Due to related parties                                                      124,686                 76,976
   Rents paid in advance and deposits                                           31,925                 67,196
                                                                    -------------------    -------------------
       Total liabilities                                                     1,168,972              1,238,571

   Partners' capital                                                        38,244,305             38,834,326
                                                                    -------------------    -------------------

                                                                          $ 39,413,277           $ 40,072,897
                                                                    ===================    ===================


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                    Nine Months Ended
                                                                September 30,                      September 30,
                                                           2000              1999              2000              1999
                                                        ------------     -------------     --------------    --------------
Revenues:
    Rental income from operating leases                   $ 699,208         $ 723,070        $ 2,231,356       $ 2,148,545
    Earned income from direct financing leases              155,274           210,132            514,189           631,639
    Contingent rental income                                  1,637             3,078              3,055            14,918
    Interest and other income                                25,089            14,269             90,998            31,749
                                                        ------------     -------------     --------------    --------------
                                                            881,208           950,549          2,839,598         2,826,851
                                                        ------------     -------------     --------------    --------------

Expenses:
    General operating and administrative                     52,997            41,897            152,799           123,080
    Professional services                                    13,260             9,611             37,045            27,187
    Management fees to related party                          9,463             9,958             29,916            29,430
    Real estate taxes                                            --             1,979              2,021             7,310
    State and other taxes                                        --                --             32,170            30,688
    Loss on termination of direct financing lease                --            20,119                 --            20,119
    Depreciation and amortization                            96,564            94,168            291,335           292,440
    Transaction costs                                            --            62,965             77,526           181,178
                                                        ------------     -------------     --------------    --------------
                                                            172,284           240,697            622,812           711,432
                                                        ------------     -------------     --------------    --------------

Income Before Equity in Earnings of Joint
    Ventures, Loss on Sale of Land and Buildings
    and Provision for Loss on Building                      708,924           709,852          2,216,786         2,115,419

Equity in Earnings of Joint Ventures                         85,702            95,979            147,186           284,801

Loss on Sale of Land and Buildings                          (75,930 )              --            (75,930 )         (60,882 )

Provision for Loss on Building                              (83,815 )              --            (93,673 )        (121,207 )
                                                        ------------     -------------     --------------    --------------

Net Income                                                $ 634,881         $ 805,831        $ 2,194,369       $ 2,218,131
                                                        ============     =============     ==============    ==============

Allocation of Net Income:
    General partners                                       $  7,094          $  8,058          $  22,738         $  23,221
    Limited partners                                        627,787           797,773          2,171,631         2,194,910
                                                        ------------     -------------     --------------    --------------

                                                          $ 634,881         $ 805,831        $ 2,194,369       $ 2,218,131
                                                        ============     =============     ==============    ==============

Net Income Per Limited Partner Unit                        $   0.14          $   0.18          $    0.48         $    0.49
                                                        ============     =============     ==============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,500,000         4,500,000          4,500,000         4,500,000
                                                        ============     =============     ==============    ==============

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                      Nine Months Ended                 Year Ended
                                                        September 30,                  December 31,
                                                            2000                           1999
                                                  --------------------------      -----------------------

General partners:
    Beginning balance                                          $    209,255                  $   177,733
    Net income                                                       22,738                       31,522
                                                  --------------------------      -----------------------
                                                                    231,993                      209,255
                                                  --------------------------      -----------------------

Limited partners:
    Beginning balance                                            38,625,071                   39,297,991
    Net income                                                    2,171,631                    3,039,600
    Distributions ($0.62 and $0.83 per
       limited partner unit, respectively)                       (2,784,390 )                 (3,712,520 )
                                                  --------------------------      -----------------------
                                                                 38,012,312                   38,625,071
                                                  --------------------------      -----------------------

Total partners' capital                                       $  38,244,305                 $ 38,834,326
                                                  ==========================      =======================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended
                                                                          September 30,
                                                                     2000                 1999
                                                               -----------------     ---------------

Increase (Decrease ) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                       $ 2,714,425          $2,648,649
                                                               -----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                       1,631,947             696,300
       Investment in joint ventures                                    (727,667 )           (44,120 )
       Decrease in restricted cash                                      384,096                  --
       Payment of lease costs                                                --             (33,000 )
                                                               -----------------     ---------------
          Net cash provided by investing activities                   1,288,376             619,180
                                                               -----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                             (2,784,390 )        (2,784,390 )
                                                               -----------------     ---------------
          Net cash used in financing activities                      (2,784,390 )        (2,784,390 )
                                                               -----------------     ---------------

Net Increase in Cash and Cash Equivalents                             1,218,411             483,439

Cash and Cash Equivalents at Beginning of Period                      1,543,691             949,056
                                                               -----------------     ---------------

Cash and Cash Equivalents at End of Period                          $ 2,762,102          $1,432,495
                                                               =================     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                    $   928,130          $  928,130
                                                               =================     ===============

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Building on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                  September 30,              December 31,
                                                      2000                       1999
                                               --------------------       -------------------
                  Land                                $ 14,591,413              $ 15,289,459
                  Buildings                             10,300,124                11,319,706
                                               --------------------       -------------------
                                                        24,891,537                26,609,165
                  Less accumulated
                      depreciation                      (2,091,520 )              (2,002,873 )
                                               --------------------       -------------------
                                                        22,800,017                24,606,292
                  Less allowance for
                      loss on building                    (120,884 )                 (27,211 )
                                               --------------------       -------------------

                                                      $ 22,679,133              $ 24,579,081
                                               ====================       ===================



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Building on Operating Leases - Continued:

         At December 31, 1999, the Partnership recorded a provision for loss on building in the amount of $27,211 for financial reporting purposes relating to the Long John Silver's property in Laurens, South Carolina. The tenant of this property filed for bankruptcy and discontinued the payment of rents. During the nine months ended September 30, 2000, the Partnership increased the provision for loss on building by $93,673. The total allowance represented the difference between the carrying value of the property at September 30, 2000 and the estimated net realizable value of the property.

         In September 2000, the Partnership sold and received net sales proceeds for its property in Columbus, Ohio for $1,631,946, resulting in a loss of $75,930 for financial reporting purposes.

3.       Investment in Joint Ventures:

         In January 2000, the Partnership used the majority of the net sales proceeds it received from the 1999 sale of a property in Houston, Texas, to acquire an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. As of September 30, 2000, the Partnership owned a 26 percent interest in this property.

         As of September 30, 2000, the lease associated with the property owned by Melbourne Joint Venture had been amended to provide for rent reductions due to financial difficulties the tenant was experiencing. As a result, Melbourne Joint Venture reclassified the building portion of the asset from net investment in direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," Melbourne Joint Venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on the reclassification of the direct financing lease was recorded for financial reporting purposes.

         As of September 30, 2000, the joint venture, in which the Partnership has a 50 percent interest, recorded a provision for loss on building totaling approximately $219,100 for financial reporting purposes due to the fact that the operator of its property vacated the property and discontinued operations. The allowance represented the difference between the property's net carrying value at September 30, 2000 and the estimated net realizable value of the property.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at:

                                                                           September 30,         December 31, 1999
                                                                                2000
                                                                         -------------------     -------------------

           Land and buildings on operating leases, less accumulated
               depreciation and allowance for loss on building              $ 11,325,662           $ 8,588,997
           Net investment in direct financing leases                             352,864               990,480
           Cash                                                                  231,517                31,188
           Receivables                                                             2,579               118,630
           Accrued rental income                                                 356,778               309,013
           Other assets                                                           19,146                20,817
           Liabilities                                                           524,278                82,684
           Partners' capital                                                  11,764,268             9,976,441
           Revenues                                                              809,104               895,295
           Provision for loss on building                                       (219,053)                   --
           Net income                                                            387,284               739,271

         The Partnership recognized income totalling $147,186 and $284,801 during the nine months ended September 30, 2000 and 1999, respectively, and $85,702 and $95,979 during the quarters ended September 30, 2000 and 1999, respectively.

4.       Related Party Transactions:

         During the nine months ended September 30, 2000, the Partnership acquired a 26 percent interest in a property from CNL BB Corp., an affiliate of the general partners, for which the property had a total purchase price of $1,223,500. The property acquired during 2000 is being held as tenants-in-common, with CNL Income Fund VI, Ltd. ("CNL VI"), a Florida limited partnership, an affiliate of the general partners (see Note 3). CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL VI as tenants-in-common. The total purchase price paid by the Partnership and CNL VI represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.       Related Party Transactions - Continued:

         Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, or interests therein, purchased from an affiliate in which the affiliate has acted as an interim owner, are treated as belonging to the Partnership and CNL VI, as tenants-in-common. For the nine months ended September 30, 2000, other income includes $2,103 of such amounts.

5.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

6.       Subsequent Event:

         In November 2000, the Partnership acquired a Golden Corral property in Bristol, Virginia. In connection therewith, the Partnership entered into a long-term, triple-net lease with terms substantially the same as its other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 55 Properties, which included interests in 12 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,714,425 and $2,648,649 for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In January 2000, the Partnership reinvested the majority of the net sales proceeds from the 1999 sale of a Property in Houston, Texas in a Property in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd. ("CNL
VI"), an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership and CNL VI acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL VI. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The transaction, or a portion thereof, relating to the sale of the Property in Houston, Texas, and the reinvestment of the net sales proceeds in the Property in Niles, Illinois, as tenants-in-common, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. As of September 30, 2000, the Partnership owned a 26 percent interest in the Property in Niles, Illinois.

         In September 2000, the Partnership sold and received net sales proceeds for its Property in Columbus, Ohio for $1,631,946, resulting in a loss of $75,930 for financial reporting purposes. In November 2000, the Partnership reinvested the net sales proceeds in a Golden Corral Property in Bristol, Virginia. In connection therewith, the Partnership entered into a long-term, triple-net lease with terms substantially the same as its other leases.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $2,762,102 invested in such short-term investments, as compared to $1,543,691 at December 31, 1999. The funds remaining at September 30, 2000 after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $1,168,972 at September 30, 2000, from $1,238,571 at December 31, 1999. The decrease in liabilities was a result of a decrease in accounts payable, accrued and escrowed real estate taxes payable and rents paid in advance and deposits at September 30, 2000, as compared to December 31, 1999. The decrease was partially offset by an increase in amounts due to related parties at September 30, 2000, as compared to December 31, 1999. The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,784,390 for each of the nine months ended September 30, 2000 and 1999 ($928,130 for each of the quarters ended September 30, 2000 and 1999). This represents distributions for each applicable nine months of $0.62 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 47 wholly owned Properties (which included one Property which was sold during 1999) and during the nine months ended September 30, 2000, the Partnership owned and leased 43 wholly owned Properties (which included one Property which was sold during 2000) to operators of fast food and family style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $2,745,545 and $2,780,184, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $854,482 and $933,202 of which was earned during the quarter ended September 30, 2000 and 1999, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2000, as compared to September 30, 1999, was partially attributable to a decrease in rental and earned income of approximately $19,500 and $52,300, during the quarter and nine months ended September 30, 2000, respectively, due to the fact that the Partnership sold two Properties during 1999. The proceeds from these sales were subsequently reinvested in Duluth Joint Venture in December 1999 and in a Property held as tenants-in-common in January 2000, as described above in "Capital Resources."

         Rental and earned income decreased by approximately $44,200 and $58,600 during the quarter and nine months ended September 30, 2000, respectively, due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to its Properties in Tempe, Arizona and Las Vegas, Nevada, in accordance with Partnership policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         Rental and earned income also decreased by approximately $2,500 and $14,900 during the quarter and nine months ended September 30, 2000, respectively, due to the fact that the Partnership amended the lease relating to the Property in Houston, Texas, to provide for rent reductions to the tenant. The Partnership does not anticipate that the rent reductions will have an adverse material effect on the financial position of the Partnership.

         The decrease in rental and earned income during the nine months ended September 30, 2000 was partially offset by an increase in rental and earned income due to the fact that during the nine months ended September 30, 2000, the Partnership collected and recognized as income approximately $100,900 in past due rental amounts relating to Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to five Properties. As of September 30, 2000, the Partnership had entered into new leases, each with a new tenant, for two of the five Properties, had sold two of the Properties and had one Property that remained vacant. In August 1999, Long John Silver's Inc. assumed and affirmed its four remaining leases, and the Partnership has continued receiving rental payments relating to these four leases. The Partnership will not recognize any rental and earned income from this remaining vacant Property until a replacement tenant is located, or until the Property is sold and the proceeds from the sale are reinvested in an additional Property.

         In addition, during the nine months ended September 30, 2000 and 1999, the Partnership earned $90,998 and $31,749, respectively, in interest and other income, $25,089 and $14,269 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Interest and other income were higher during the quarter and nine months ended September 30, 2000 than that earned during the quarter and nine months ended September 30, 1999, primarily due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership earned interest on the net sales proceeds relating to the sale of several Properties during 1999, pending reinvestment in additional Properties. As of September 30, 2000, these net sales proceeds had been reinvested, as described above.

         During the nine months ended September 30, 1999, the Partnership owned and leased ten Properties indirectly through joint venture arrangements. During the nine months ended September 30, 2000, the Partnership owned two additional Properties indirectly through joint venture agreements and one Property with an affiliate as tenants-in-common. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $147,186 and $284,801, respectively, $85,702 and $95,979 of which were earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily due to the fact that the lease relating to the Property held by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during the nine months ended September 30, 2000, the joint venture established an allowance for doubtful accounts for past due rental amounts. The joint venture will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The joint venture will not recognize any rental income relating to this Property until such time as a new lease is executed or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The joint venture is currently seeking a new tenant or purchaser for this Property. In addition, the joint venture established an allowance for loss on building for this Property of approximately $219,100. The allowance represented the difference between the Property's net carrying value at September 30, 2000, and the current estimated net realizable value of the Property. The decrease in net income earned by joint ventures was partially offset by an increase in net income earned by joint ventures due to the Partnership investing in two joint venture arrangements and one Property, as tenants-in-common subsequent to September 30, 1999, as described above.

         Operating expenses, including depreciation and amortization expense, were $622,812 and $711,432 during the nine months ended September 30, 2000 and 1999, respectively, of which $172,284 and $240,697 were incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger". Operating expenses were also lower during the quarter and nine months ended September 30, 2000 due to the fact that during the quarter and nine months ended September 30, 1999, as a result of Long John Silver's, Inc. rejecting a lease during 1999, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In conjunction therewith, the Partnership recorded a loss on termination of direct financing lease of $20,119 during the quarter and nine months ended September 30, 1999. No such loss was recorded during the quarter and nine months ended September 30, 2000. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         As a result of the sale of the Property in Columbus, Ohio as described above in "Capital Resources," the Partnership recognized a loss of $75,930 for financial reporting purposes during the quarter and nine months ended September 30, 2000.

         During the nine months ended September 30, 2000, the Partnership had previously recorded a provision for loss on building of $9,858 for financial reporting purposes relating to the Long John Silver's Property in Laurens, South Carolina, the lease for which was rejected by the tenant. During the quarter and nine months ended September 30, 2000, the Partnership recorded an additional provision for loss on building of $83,815 for financial reporting purposes relating to this Property. The allowance represented the difference between the carrying value of the Property at September 30, 2000 and the estimated net realizable value of the Property. In addition, during the nine months ended September 30, 1999, the Partnership recorded a provision for loss on building of $121,207 for financial reporting purposes relating to a Long John Silver's Property in Shelby, North Carolina, the lease for which was rejected by the tenant. The allowance represented the difference between the carrying value of the Property at September 30, 1999 and the estimated realizable value of the Property. The tenant of these Properties filed for bankruptcy during 1998 and discontinued payment of rents under the terms of its lease agreements.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.


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

                    27        Financial Data schedule (Filed herewith.)

              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9thday of November, 2000


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