Form 10-K
period 2000-12-31
CNL INCOME FUND XIV LTD
filed 2001-04-02
CIK 893571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         During the year ended December 31, 1995, the tenant of the Checkers Property in Knoxville, Tennessee, and the Checkers Property in Dallas, Texas, exercised its option in accordance with the lease agreements to substitute two other Properties for these Properties. The Partnership sold the Knoxville and Dallas Properties to the tenant and used the net sales proceeds to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida. During 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property during 1996, and a Taco Bell Property in Anniston, Alabama, in 1997. During the year ended December 31, 1997, the Port of Palm Bay took possession of the Property in Riviera Beach, Florida through a total right of way taking. In addition, in 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with affiliates of the General Partners. During the year ended December 31, 1998, the Partnership sold one Property in Madison, Alabama and two Properties in Richmond, Virginia, and reinvested the proceeds, along with the proceeds from the right of way taking in December 1997 of the Property in Riviera Beach, Florida, in a Property in Fayetteville, North Carolina, and in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the General Partners. During 1999, the Partnership sold one Property in each of Houston, Texas; Kansas City, Missouri; Stockbridge, Georgia; and Shelby, North Carolina, and reinvested the majority of the net sales proceeds in two joint venture arrangements, Bossier City Joint Venture and Duluth Joint Venture, with affiliates of the General Partners. During 2000, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Houston, Texas, in a Baker's Square Property located in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., an affiliate of the General Partners and a Florida limited partnership. In addition, during 2000, the Partnership sold its Property in Columbus, Ohio and reinvested the net sales proceeds in a Property in Bristol, Virginia.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 56 Properties. The 56 Properties include 13 wholly owned Properties consisting of land only and interests in 12 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property held as tenants-in-common with an affiliate of the General Partners. The lessee of the 13 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate of the General Partners provide for initial terms ranging from 10 to 20 years (the average being approximately 18 years) and expire between 2008 and 2019. The leases are, in general, on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $12,000 to $203,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 42 of the Partnership's 56 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

         In December 2000, the Partnership reinvested the net sales proceeds from the sale of its Property in Columbus, Ohio in a Property in Bristol, Virginia. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         In October 2000, the lease relating to the Property in Raleigh, North Carolina held by Wood-Ridge Real Estate Joint Venture was amended to provide for a reduction in rents and an extension of the lease term. All other lease terms remained unchanged. However, the General Partners do not anticipate that any decrease in rental income relating to this amendment would have a material adverse affect on the Partnership's financial position or results of operations.

         In October 2000, Elias Brothers Restaurants, Inc. filed for bankruptcy and rejected the one lease it had with the Partnership relating to a Big Boy Property in Akron, Ohio and ceased making rental payments on this lease. The Partnership will not recognize rental and earned income from the vacant Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property, as described above, could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or a purchaser for the vacant Property.

Major Tenants

         During 2000, four lessees of the Partnership, Flagstar Enterprises, Inc., Jack in the Box Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property held as tenants-in-common with an affiliate). As of December 31, 2000, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to six restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants, and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, that these four lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, five Restaurant Chains, Hardee's, Denny's, Jack in the Box, Checkers, and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental and earned income during 2000 (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property held as tenants-in-common with an affiliate). In 2001, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2000, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common  Arrangements

         The Partnership has entered into the following joint venture arrangements: Attalla Joint Venture and Salem Joint Venture, each with CNL Income Fund XIII, Ltd.; CNL Kingston Joint Venture with CNL Income Fund XVII, Ltd.; Melbourne Joint Venture with CNL Income Fund VI, Ltd.; Bossier City Joint Venture with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd.; Duluth Joint Venture with CNL Income Fund VII, Ltd., and Wood-Ridge Real Estate Joint Venture, with CNL Income Fund XV, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners. The affiliates are limited partnerships organized pursuant to the laws of the state of Florida. Attalla Joint Venture, Salem Joint Venture, Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture and Duluth Joint Venture were formed to purchase or construct and hold one restaurant Property each. Wood-Ridge Real Estate Joint Venture, was formed to purchase and hold six Properties.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 50 percent interest in Attalla Joint Venture, a 72.2% interest in Salem Joint Venture, a 39.94% interest in CNL Kingston Joint Venture, a 50 percent interest in Melbourne Joint Venture, an 11 percent interest in Bossier City Joint Venture, a 44 percent interest in Duluth Joint Venture, and a 50 percent interest in Wood-Ridge Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

         In addition to the above joint venture agreements, in January 2000, the Partnership entered into an agreement to hold a Baker's Square Property as tenants-in-common with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 26 percent interest in this Property.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 56 Properties. Of the 56 Properties, 43 are owned by the Partnership in fee simple and 12 are owned through joint venture arrangements and one is owned with an affiliate as tenants-in-common. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,900 to 100,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.


                  State                                                            Number of Properties

                  Alabama                                                                       4
                  Arizona                                                                       3
                  Colorado                                                                      1
                  Florida                                                                       9
                  Georgia                                                                       5
                  Illinois                                                                      1
                  Kansas                                                                        2
                  Louisiana                                                                     2
                  Minnesota                                                                     1
                  Mississippi                                                                   1
                  North Carolina                                                                7
                  Nevada                                                                        1
                  Ohio                                                                          4
                  South Carolina                                                                1
                  Tennessee                                                                     5
                  Texas                                                                         8
                  Virginia                                                                      1
                                                                                           -------

                  TOTAL PROPERTIES                                                             56
                                                                                           =======


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 13 Checkers Properties owned by the Partnership are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $32,470,424 and $10,824,175, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.



                 Restaurant Chain                                                 Number of Properties

                 5 & Diner                                                                     1
                 Bakers Square                                                                 1
                 Bennigan's                                                                    1
                 Big Boy                                                                       1
                 Boston Market                                                                 2
                 Burger King                                                                   1
                 Checkers                                                                     13
                 Denny's                                                                       5
                 El Ranchito Restaurant                                                        1
                 Golden Corral                                                                 5
                 Hardee's                                                                      6
                 IHOP                                                                          1
                 Jack in the Box                                                               6
                 LeeAnn Chin Chinese Cuisine                                                   1
                 Long John Silver's                                                            5
                 Razzleberries                                                                 1
                 Roadhouse Grill                                                               1
                 Taco Bell                                                                     2
                 Other                                                                         2
                                                                                          -------
                 TOTAL PROPERTIES                                                             56
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

         At December 31, 2000, 1999, and 1998, 96 percent, 98 percent, and 93 percent, respectively, of the Properties were occupied. At December 31, 1997 and 1996, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:


                                   2000              1999              1998               1997               1996
                               -------------     -------------    ---------------     --------------     --------------

Rental Revenues (1)             $ 4,006,450       $ 4,190,352        $ 3,805,764         $4,283,030         $4,347,586
Properties (2)                           54                55                 57                 58                 57
Average Rent per
     Property                     $  74,194         $  76,188          $  66,768          $  73,845          $  76,273



(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2)      Excludes Properties that were vacant and generated no revenue.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number               Annual Rental             Gross Annual
                                     of Leases                Revenues               Rental Income
             -----------------    ----------------        -----------------    --------------------------

              2001                             --                 $     --                      --
              2002                             --                       --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              3                  400,940                  11.30%
              2009                              2                  207,738                   5.85%
              2010                             --                       --                      --
              Thereafter                       49                2,940,578                  82.85%
                                        ----------        -----------------           -------------
              Total (1)                        54             $  3,549,256                 100.00%
                                        ==========        =================           =============


(1)      Excludes two Properties which were vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

         In addition, Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2016) and the average minimum base annual rent is approximately $166,200 (ranging from approximately $127,400 to $203,600).


Item 3. Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 3,011 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units ( to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $8.51 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.


                                              2000(1)                                      1999(1)
       ------------------------ --------- -- ---------- -- -----------       -------- --- ---------- --- -----------
                                --------- -- ---------- -- -----------       -------- --- ---------- --- -----------
                                  High          Low         Average           High           Low          Average
       ------------------------ ---------    ----------    -----------       --------     ----------     -----------
                                ---------    ----------    -----------       --------     ----------     -----------
       First Quarter               $7.40        $ 7.35        $  7.38            (2)            (2)             (2)
       ------------------------
       ------------------------
       Second Quarter               9.00          6.20           8.14          $8.62         $ 8.62         $  8.62
       ------------------------
       Third Quarter                6.74          6.12           6.66           8.29           7.17            7.76
       ------------------------
       Fourth Quarter               7.36          6.53           6.96           8.41           7.56            7.88


(1)      A total of 24,980 and 16,664 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

(2) No transfers of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,712,520 to the Limited Partners. Distributions of $928,130 were declared at the close of each of the calendar quarters during 2000 and 1999. No amounts distributed to partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data


                                   2000              1999               1998               1997               1996
                              ---------------    --------------     --------------    ---------------    ----------------
                              ---------------    --------------     --------------    ---------------    ----------------
 Year ended December
       31:
--------------------------
--------------------------
   Revenues (1)                   $4,107,737        $4,191,709         $3,831,810         $4,268,693         $ 4,503,039
--------------------------
   Net income (2)                  3,191,638         3,071,122          3,199,087          3,665,940           3,916,329
--------------------------
   Cash distributions
      declared                     3,712,520         3,712,520          3,712,520          3,712,520           3,712,522
--------------------------
   Net income per Unit
   (2)                                  0.71              0.68               0.70               0.81                0.86
--------------------------
   Cash distributions
      declared per Unit                 0.83              0.83               0.83               0.83                0.83
--------------------------

--------------------------
 At December 31:
--------------------------
 Total assets                    $39,632,587       $40,072,897        $40,538,159        $40,984,624        $ 41,045,849
--------------------------
 Partners' capital                38,313,444        38,834,326         39,475,724         39,989,157          40,035,737



(1)      Revenues   include  equity  in  earnings  of  the  joint  ventures  and adjustments to accrued rental income due to the tenants of certain Properties filing for bankruptcy.

(2) Net income for the year ended December 31, 2000 includes $75,930 from a loss on a sale of assets and $98,822 for a provision for loss on assets. Net income for the year ended December 31, 1999 includes $37,369 from gains on the sales of assets, $182,089 from losses on sales of assets and $27,211 for a provision for loss on assets. Net income for the year ended December 31, 1998 includes $37,155 for a provision for loss on assets and $112,206 from gains on sales of assets.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 56 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2000, 1999, and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures and tenancy in common and interest received, less cash paid for expenses). Cash from operations was $3,840,163, $3,545,471, and $3,514,544 for the years ended December 31, 2000,
1999, and 1998, respectively. The increase in cash from operations during 2000 and 1999, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998.

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

         In April 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Madison, Alabama in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property, at a total cost of $1,052,552. As of December 31, 2000, the Partnership had contributed approximately $539,100, and owned a 50 percent interest in the profits and losses of the joint venture.

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

         In October 1998, the Partnership reinvested approximately $1,537,000 of the net sales proceeds received from the sale of the Properties in Richmond, Virginia, and the right of way taking of the Property in Riviera Beach, Florida, and a portion of the net sales proceeds received from the sale of the Property in Madison, Alabama, along with additional funds, in a Property located in Fayetteville, North Carolina. The Partnership acquired the Property from CNL First Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

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

         In December 1999, the Partnership sold its Property Kansas City, Missouri to a related party for $270,000 and received net sales proceeds of $268,450, resulting in a gain of $20,718 for financial reporting purposes. This Property was originally acquired by the Partnership in 1994 at a cost of approximately $209,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $59,200 in excess of its original purchase price. In December 1999, the Partnership reinvested a portion of these net sales proceeds in Duluth Joint Venture, as described below. In September 2000, the Partnership reinvested the remaining net sales proceeds in an additional Property in Bristol, Virginia, as described below. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in December 1999, the Partnership sold its Property in Houston, Texas to a third party for $387,812 and received net sales proceeds of $385,673, resulting in a gain of $16,651 for financial reporting purposes. This Property was originally acquired by the Partnership in 1994 at a cost of approximately $311,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $73,900 in excess of its original purchase price. In January 2000, the Partnership reinvested these net sales proceeds in a Property in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The transaction, or a portion thereof, relating to the sale of the Property in Houston, Texas, and the reinvestment of the net sales proceeds, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. As of December 31, 2000, the Partnership had a 26 percent interest as a tenant-in-common.

         In November 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Stockbridge, Georgia, in a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VII, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property. As of December 31, 2000, the Partnership had contributed approximately $145,100 and had an 11 percent interest in the profits and losses of the joint venture.

         In addition, in December 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Shelby, North Carolina and a portion of the net sales proceeds from the sales of the Properties in Stockbridge, Georgia and Kansas City, Missouri, in a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the General Partners, to construct and hold on restaurant Property. As of December 31, 2000, the Partnership had contributed approximately $855,200 to purchase land and pay for construction costs relating to this joint venture. As of December 31, 2000, the Partnership had a 44 percent interest in the profits and losses of the joint venture.

         In September 2000, the Partnership sold its Property in Columbus, Ohio for and received net sales proceeds of $1,631,946, resulting in a loss of $75,930 for financial reporting purposes. In November 2000, the Partnership reinvested the net sales proceeds in a Golden Corral Property in Bristol, Virginia. In connection therewith, the Partnership entered into a long-term, triple-net lease with terms substantially the same as its other leases. The Partnership acquired the Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

         None of the Properties owned by the Partnership, the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and net sales proceeds are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market and certificates of deposit accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners, or to reinvest in additional Properties. At December 31, 2000, the Partnership had $1,038,555 invested in such short-term investments as compared to $1,543,691 at December 31, 1999. The decrease in cash was primarily attributable to the fact that the Partnership reinvested the net sales proceeds from the 1999 sale of its Property in Houston, Texas in a Property in Niles, Illinois as tenants-in-common with affiliates of the General Partners. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 2000 will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current cash from operations, and for the years ended December 31, 1999 and 1998, anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,520 for each of the years ended December 31, 2000, 1999, and 1998. This represents distributions of $0.83 per Unit for each of the years ended December 31, 2000, 1999, and 1998. No amounts distributed to the Limited Partners for the years ended 2000, 1999, and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. No distributions were made to the General Partners for the years ended December 31, 2000, 1999, and 1998. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         At December 31, 2000 and 1999, the Partnership owed $130,423 and $76,976, respectively, to affiliates for accounting and administrative services and management fees. As of March 15, 2001, the Partnership had reimbursed the affiliates $20,239 of such amounts. Other liabilities, including distributions payable, increased to $1,188,720 at December 31, 2000, from $1,161,595 at December 31, 1999. Total liabilities at December 31, 2000, to the extent they exceed cash and cash equivalents at December 31. 2000, will be paid from future cash from operations, and in the event the General Partners elect to make additional contributions, from General Partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         The Partnership owned and leased 50 wholly owned Properties during 1998 (including three Properties that were sold during 1998), 47 wholly owned Properties during 1999 (including four Properties that were sold during 1999), and 44 wholly owned Properties during 2000 (including one Property that was sold during 2000). In addition, during 1998, the Partnership was a co-venturer in five separate joint ventures that owned and leased ten Properties; during 1999, the Partnership was a co-venturer in six separate joint ventures that owned and leased 12 Properties; and during 2000, the Partnership was a co-venturer in seven separate joint ventures that owned and leased 12 Properties and one tenancy in common that owned and leased one Property. As of December 31, 2000, the Partnership owned, either directly through joint venture or through tenancy in common arrangements, 56 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $12,000 to $203,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $3,682,979, $3,692,965, and $3,359,955, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from its wholly owned Properties.

         Rental and earned income decreased during 2000 as compared to 1999 due to the sale during 2000 of the Property in Columbus, Ohio and the 1999 sales of several Properties, as described in "Capital Resources." In November 2000, the Partnership reinvested a portion of these net sales proceeds in a Property in Bristol, Virginia. The decrease in rental and earned income during 2000 was partially offset by the rental income earned by this Property. The Partnership reinvested the remaining net sales proceeds from the above sales in two separate joint venture arrangements and one Property with an affiliate as tenants-in-common. Therefore, the Partnership anticipates rental and earned income to remain at reduced amounts and net income earned by joint ventures to be at increased amounts, as described below.

         The decrease in rental and earned income during the year ended December 31, 2000 was also partially due to the fact that the leases relating to the Properties in Houston, Texas and Marion, Ohio were amended to provide for rent reductions to the tenants. The Partnership does not anticipate that the rent reductions will have an adverse material effect on the financial position of the Partnership.

         In addition, the decrease during 2000 was partially due to the fact that during 2000, Elias Brothers Restaurants, Inc., which leased one Property operated as a Big Boy, filed for bankruptcy and rejected its lease. As a result, this tenant ceased making rental payments. In addition, the Partnership reversed approximately $6,000 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustment previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from the vacant Property until a replacement tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         The decrease in rental and earned income during 2000 was partially offset by an increase in rental and earned income due to the fact that during the year, the Partnership collected and recognized as income approximately $175,700 in bankruptcy proceeds relating to Long John Silver's. Inc., which filed for bankruptcy during 1998 and rejected the leases relating to five Properties, as described below.

         Rental and earned income was lower during 1998, as compared 1999, primarily due to the fact that in June 1998 Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the nine Properties it leased. As a result, this tenant ceased making rental payments on the four rejected leases. In connection with the four rejected leases, during 1998, the Partnership reversed approximately $265,000 of accrued rental income relating to these four Properties. The effect of the write-off was partially offset by a decrease during 1999, due to the fact that in September 1999, Long John Silver's, Inc. rejected an additional lease and ceased making rental payments on the lease. The Partnership has entered into new leases, each with a new tenant, for two of the five vacant Properties. In connection with the new leases, the tenant for each Property agreed to pay for all costs necessary to convert the Properties into different restaurant concepts. Conversion of both Properties was completed in March 1999, at which time rental payments commenced resulting in an increase in rental and earned income during 1999, as compared to 1998. In May and November 1999, the Partnership sold two of the vacant Properties and invested the majority of the net sales proceeds in Bossier City Joint Venture and Duluth Joint Venture in November and December 1999, respectively, as described in "Capital Resources." The Partnership intends to use the remaining net sales proceeds to pay Partnership liabilities. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases, and the Partnership has continued receiving rental payments relating to these four leases. The Partnership will not recognize any rental and earned income from the remaining vacant Property until a replacement tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. The lost revenues resulting from the remaining vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         The increase in rental and earned income during 1999, was partially offset by the 1998 sales of the Properties in Madison, Alabama and Richmond, Virginia, and the 1999 sales of the Properties in Shelby, North Carolina; Kansas City, Missouri; Stockbridge, Georgia; and Houston, Texas. The decrease in rental and earned income due to the above sales was partially offset by the fact that in October 1998, the Partnership reinvested the majority of the net sales proceeds from the 1998 sales in a Property in Fayetteville, North Carolina. The Partnership reinvested the remaining net sales proceeds from the 1998 sales in Melbourne Joint Venture, as described in "Capital Resources."

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $47,437, $49,928, and $63,776, respectively, in contingent rental income. Contingent rental income was lower during 1999 than during 1998, primarily due to the fact that during 1999, the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1998, to actual amounts.

         In addition, for the years ended December 31, 2000, 1999, and 1998, the Partnership earned $266,023, $373,434, and $317,654, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 2000, as compared to 1999 was primarily due to the fact that the lease relating to the Property held by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during 2000, the joint venture established an allowance for doubtful accounts for past due rental amounts. The joint venture will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The joint venture will not recognize any rental income relating to this Property until such time as a new lease is executed or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The joint venture is currently seeking a new tenant or purchaser for this Property. In addition, the joint venture established an allowance for loss on assets for this Property of approximately $219,100. The allowance represented the difference between the net carrying value of the Property at December 31, 2000, and the current estimated net realizable value of the Property. The decrease in net income earned by joint ventures was partially offset by an increase in net income earned by joint ventures due to the Partnership investing in two joint venture arrangements in late 1999 and one Property in January 2000, as tenants-in-common, as described in "Capital Resources". The increase in net income earned by joint ventures during 1999, as compared to 1998, was partially due to the fact that Melbourne Joint Venture was operational for a full year during 1999, as compared to a partial year during 1998. In addition, the increase during 1999 was partially attributable to the Partnership investing in Bossier City Joint Venture, as described in "Capital Resources."

         During the year ended December 31, 2000, four lessees (or group of affiliated lessees) of the Partnership, Flagstar Enterprises, Inc., Jack in the Box Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property owned with affiliates of the General Partners as tenancy in common). As of December 31, 2000, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to six restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants, and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, that these four lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, during the year ended December 31, 2000, five Restaurant Chains, Hardee's, Denny's, Jack in the Box, Checkers, and Golden Corral, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these five Restaurant Chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $111,298, $75,382, and $90,425, respectively in interest and other income. Interest and other income was higher during 2000, as compared to 1999, due to the receipt of easement proceeds during 2000, and the fact that the Partnership earned interest income on net sales proceeds relating to the 1999 sales of several Properties pending the reinvestment of the net sales proceeds in additional Properties.

         Operating expenses, including depreciation and amortization expense, were $741,347, $948,656, and $707,774 for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000 and the increase during 1999, each as compared to the previous year, was primarily due to the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger."

         In addition, the increase in operating expenses during 1999 as compared to 1998, was partially attributable to an increase in depreciation expense due to the fact that Long John Silver's, Inc. filed for bankruptcy and during 1999 and 1998, rejected the leases relating to one Property and four Properties, respectively, as described above. In connection with the bankruptcy, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease, for financial reporting purposes of $20,119 and $21,873 during 1999 and 1998, respectively. No such loss was recorded during 2000.

         In addition, during 2000, 1999, and 1998, the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the Properties whose leases were rejected by their respective tenants, as described above. The Partnership has entered into new leases with new tenants for two of the five rejected Long John Silver Properties and has sold two of the vacant Long John Silvers' Properties. The new tenants are responsible for real estate taxes, insurance, and maintenance relating to the respective Properties in accordance with the terms of their leases; therefore, the General Partners do not anticipate the Partnership will incur these expenses for these four Properties in the future. However, the Partnership will continue to incur certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the remaining vacant Properties until new tenants or purchasers are located. The Partnership is currently seeking a replacement tenant or purchaser for this Property. Due to the fact that Long John Silver's, Inc. assumed and affirmed its four remaining leases, as described above, Long John Silver's, Inc. will be responsible for real estate taxes, insurance and maintenance relating to these Properties; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for these Properties in the future.

         As a result of the sales of several Properties as described above in "Capital Resources," the Partnership recognized a loss of $75,930 and $144,720 for financial reporting purposes during 2000 and 1999, respectively. As a result of the sales of several Properties and the receipt of proceeds from the right of way taking of the Property in Riviera Beach, Florida, as described above in "Capital Resources," the Partnership recognized gains totaling $112,206 for financial reporting purposes during the year ended December 31, 1998.

         At December 31, 2000, 1999, and 1998, the Partnership recorded provisions for loss on assets in the amount of $98,822, $27,211, and $37,155, respectively, for financial reporting purposes relating to two Long John Silver's Properties whose leases were rejected by the tenant, as described above. The tenant of these Properties filed for bankruptcy and ceased payment of rents under the terms of its lease agreements. The allowances represented the difference between the carrying value of the Properties at December 31, 2000, 1999 and 1998 and the respective estimated net realizable value for the Properties. During 1999, the Partnership sold one of the Long John Silver's Properties, as described in "Capital Resources."

         The Partnership's leases as of December 31, 2000, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 7A.  Quantitative and qualitative Disclosures About Market Risk.

         Not applicable


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XIV, LTD
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                                                              Page
Report of Independent Certified Public Accountants                                                              18
Financial Statements:
   Balance Sheets                                                                                               19
   Statements of Income                                                                                         20
   Statements of Partners' Capital                                                                              21
   Statements of Cash Flows                                                                                  22-23
   Notes to Financial Statements                                                                             24-41



               Report of Independent Certified Public Accountants







To the Partners
CNL Income Fund XIV, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XIV, Ltd, (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles use and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 2, 2001

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                          December 31,
                                                                              2000                            1999
                                                                       --------------------            -------------------
                                                                       --------------------            -------------------

                               ASSETS

Land and buildings on operating leases, less accumulated
     depreciation and allowance
     for loss on assets                                                       $ 24,460,091                   $ 24,579,081
Net Investment in direct financing leases                                        6,663,943                      6,779,642
Investment in joint ventures                                                     5,055,505                      4,502,838
Cash and cash equivalents                                                        1,038,555                      1,543,691
Restricted cash                                                                         --                        383,368
Receivables, less allowance for doubtful accounts of $29,921
     and $6,703, respectively                                                      177,442                         86,811
Due from related parties                                                            18,745                          5,040
Prepaid expenses                                                                    30,081                         17,393
Lease costs, less accumulated amortization of $6,848 and
     $3,548, respectively                                                           26,152                         29,452
Accrued rental income less allowance for doubtful accounts of
     $48,635 and $12,622, respectively                                           2,162,073                      2,145,581
                                                                       --------------------            -------------------
                                                                       --------------------            -------------------

                                                                              $ 39,632,587                   $ 40,072,897
                                                                       ====================            ===================


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $    75,746                    $  137,749
Accrued and escrowed real estate taxes payable
                                                                                    28,426                        28,520
Distributions payable                                                              928,130                       928,130
Due to related parties                                                             130,423                        76,976
Rents paid in advance and deposits                                                 156,418                        67,196
                                                                     ----------------------          --------------------
                                                                     ----------------------
        Total liabilities                                                        1,319,143                     1,238,571

Partners' capital                                                               38,313,444                    38,834,326
                                                                     ----------------------
                                                                     ----------------------          --------------------

                                                                             $  39,632,587                  $ 40,072,897
                                                                     ======================          ====================
See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                  Year Ended December 31,
                                                                      2000                 1999                 1998
                                                                                     -----------------    -----------------
                                                                ------------------
Revenues:
    Rental income from operating leases                              $  3,018,716        $  2,876,498        $   2,792,931
    Adjustments to accrued rental income                                  (41,997)                 --             (277,319)
    Earned income from direct financing leases                            706,260             816,467              844,343
    Contingent rental income                                               47,437              49,928               63,776
    Interest and other income                                             111,298              75,382               90,425
                                                                ------------------   -----------------    -----------------
                                                                ------------------   -----------------    -----------------
                                                                        3,841,714           3,818,275            3,514,156
                                                                ------------------   -----------------    -----------------
                                                                ------------------   -----------------    -----------------
Expenses:
    General operating and administrative                                  193,074             181,011              168,184
    Professional services                                                  38,158              46,238               34,309
    Management fees to related parties                                     40,255              39,473               37,430
    Real estate taxes                                                      13,873              22,148               17,435
    State and other taxes                                                  30,957              33,353               22,498
    Loss on termination of direct financing lease                              --              20,119               21,873
    Depreciation and amortization                                         385,635             391,703              380,814
    Transaction costs                                                      39,395             214,611               25,231
                                                                ------------------   -----------------    -----------------
                                                                ------------------   -----------------    -----------------
                                                                          741,347             948,656              707,774
                                                                ------------------   -----------------    -----------------
                                                                ------------------   -----------------    -----------------

Income Before Equity in Earnings of Joint Ventures, Gain on
    Land and Building from Right of Way Taking, Gain (Loss)
    on Sale of Assets, and Provision for Loss on Assets
                                                                        3,100,367           2,869,619            2,806,382

Equity in Earnings of Joint Ventures                                      266,023             373,434              317,654

Gain on Land and Building from Right of Way Taking                             --                  --               41,408

Gain (Loss) on Sale of Assets                                             (75,930)           (144,720)              70,798

Provision for Loss on Assets                                              (98,822)            (27,211)             (37,155)
                                                                ------------------   -----------------    ------------------
                                                                ------------------   -----------------    -----------------

Net Income                                                           $  3,191,638        $  3,071,122        $   3,199,087
                                                                ==================   =================    =================
                                                                ==================   =================    =================

Allocation of Net Income:
     General partners                                                    $     --         $    31,522          $    31,093
     Limited partners                                                   3,191,638           3,039,600            3,167,994
                                                                ------------------   -----------------    -----------------
                                                                     $  3,191,638        $  3,071,122        $   3,199,087
                                                                ==================   =================    =================

Net Income Per Limited Partner Unit                                    $     0.71          $     0.68          $      0.70
                                                                ==================   =================    =================
                                                                ==================   =================    =================

Weighted Average Number of Limited Partner Units
     Outstanding                                                        4,500,000           4,500,000            4,500,000
                                                                ==================   =================    =================
See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998

                                                  General Partners
                                       ---------------------------------------
                                                              Accumulated
                                         Contributions          Earnings         C
                                       ------------------   -----------------   --

 Balance, December 31, 1997                  $     1,000         $   145,640

     Distributions to limited
        partners ($0.83 per
        limited partner unit)                         --                  --
     Net income                                       --              31,093
                                       ------------------   -----------------   --

 Balance, December 31, 1998                        1,000             176,733

     Distributions to limited
        partners ($0.83 per
        limited partner unit)                         --                  --
     Net income                                       --              31,522
                                       ------------------   -----------------   --

 Balance, December 31, 1999                        1,000             208,255

     Distributions to limited
        partners ($0.83 per
        limited partner unit)                         --                  --
     Net income                                       --                  --
                                       ------------------   -----------------   --

 Balance, December 31, 2000                  $     1,000         $   208,255
                                       ==================   =================   ==


                           Limited Partners
-----------------------------------------------------------------------
                                      Accumulated        Syndication
ontributions      Distributions         Earnings            Costs            Total
--------------   -----------------  -----------------   --------------    -------------

$  45,000,000       $ (14,135,925 )    $  14,362,387     $ (5,383,945 )    $39,989,157



           --          (3,712,520 )               --               --       (3,712,520 )
           --                  --          3,167,994               --        3,199,087
--------------   -----------------  -----------------   --------------    -------------

   45,000,000         (17,848,445 )       17,530,381       (5,383,945 )     39,475,724



           --          (3,712,520 )               --               --       (3,712,520 )
           --                  --          3,039,600               --        3,071,122
--------------   -----------------  -----------------   --------------    -------------

   45,000,000         (21,560,965 )       20,569,981       (5,383,945 )     38,834,326



           --          (3,712,520 )               --               --       (3,712,520 )
           --                  --          3,191,638               --        3,191,638
--------------   -----------------  -----------------   --------------    -------------

$  45,000,000       $ (25,273,485 )    $  23,761,619     $ (5,383,945 )    $38,313,444
==============   =================  =================   ==============    =============

See accompanying notes to financial statements.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                   2000                1999                  1998
                                                             ------------------  ------------------    -----------------

Increase ( Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
    Cash received from tenants                                    $  3,661,139        $  3,504,076         $  3,391,042
    Distributions from joint ventures                                  481,458             348,560              343,684
    Cash paid for expenses                                            (369,129)           (348,555)            (293,428)
    Interest received                                                   66,695              41,390               73,246
                                                             ------------------  ------------------    -----------------
        Net cash provided by operating activities                    3,840,163           3,545,471            3,514,544
                                                             ------------------  ------------------    -----------------

Cash Flows from Investing Activities:
    Proceeds from sale of land and building                          1,631,947           1,844,601            1,606,702
    Proceeds received from right of way taking                              --                  --               41,408
    Additions to land and buildings on operating leases
                                                                    (1,879,324)                 --             (605,712)
    Investment in direct financing lease                                    --                  --             (931,237)
    Investment in joint ventures                                      (769,498)           (665,821)            (568,498)
    Decrease (increase) in restricted cash                             384,096            (384,096)             318,592
    Payment of lease costs                                                  --             (33,000)                  --
                                                             ------------------  ------------------    -----------------
        Net cash provided by (used in) investing activities
                                                                      (632,779)            761,684             (138,745)
                                                             ------------------  ------------------    -----------------

Cash Flows from Financing Activities:
     Distributions to limited partners                              (3,712,520)         (3,712,520)          (3,712,520)
                                                             ------------------  ------------------    -----------------
        Net cash used in financing activities                       (3,712,520)         (3,712,520)          (3,712,520)
                                                             ------------------  ------------------    -----------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                      (505,136)            594,635             (336,721)

Cash and Cash Equivalents at Beginning of Year                       1,543,691             949,056            1,285,777
                                                             ------------------  ------------------    -----------------

Cash and Cash Equivalents at End of Year                          $  1,038,555        $  1,543,691          $   949,056
                                                             ==================  ==================    =================
See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                Year Ended December 31,
                                                                    2000                 1999                 1998
                                                              -----------------    -----------------    -----------------

Reconciliation of Net Income to Net Cash Provided by
    Operating Activities

       Net income                                                  $ 3,191,638          $ 3,071,122          $ 3,199,087
                                                              -----------------    -----------------    -----------------
       Adjustments  to  reconcile  net income to net cash  provided by operating activities:
           Loss on termination of direct financing lease                    --               20,119               21,873
           Depreciation                                                381,303              387,123              378,381
           Amortization                                                  4,332                4,580                2,433
           Equity in earnings of joint ventures, net of
              distributions                                            215,799              (24,874 )             26,030
           Gain on land and building from right of way
              taking                                                        --                   --              (41,408 )
           Loss (gain) on sale of assets                                75,930              144,720              (70,798 )
           Provision for loss on assets                                 98,822               27,211               37,155
           Decrease in net investment in direct financing
              leases                                                   115,699              107,236               82,359
           Increase in receivables                                     (91,359 )            (47,175 )            (38,232 )
           Increase in due from related parties                        (13,705 )             (5,040 )                 --
           Increase in prepaid expenses                                (12,688 )             (9,004 )               (474 )
           Increase in accrued rental income                          (206,180 )           (306,683 )           (148,845 )
           Increase (decrease) in accounts payable and
              accrued expenses                                         (62,097 )            145,494               (9,038 )
           Increase in due to related parties                           53,447               51,544               17,579
           Increase (decrease) in rents paid in advance and
              deposits                                                  89,222              (20,902 )             58,442
                                                              -----------------    -----------------    -----------------
                Total adjustments                                      648,525              474,349              315,457
                                                              -----------------    -----------------    -----------------

Net Cash Provided by Operating Activities                          $ 3,840,163          $ 3,545,471          $ 3,514,544
                                                              =================    =================    =================

Supplemental Schedule of Non-Cash Financing Activities:

   Distributions declared and unpaid at December 31                 $  928,130           $  928,130           $  928,130
                                                              =================    =================    =================
See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies:
----------------------------------------

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
----------------------------------------------------

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

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, Melbourne Joint Venture, CNL Kingston Joint Venture, Bossier City Joint Venture, Duluth Joint Venture and a property in Niles, Illinois held as tenants-in-common with an affiliate using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
----------------------------------------------------

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

         Lease Costs - Lease incentive costs and brokerage and legal fees associated with negotiating new leases are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated the relate lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998



1.       Significant Accounting Policies - Continued:
----------------------------------------------------

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
---------------

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases - Continued:
---------------------------

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

3.       Land and Buildings on Operating Leases:
-----------------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:


                                                                   2000                   1999
                                                            -------------------    -------------------
                                                            -------------------

              Land                                                $ 15,324,747           $ 15,289,459
              Buildings                                             11,446,115             11,319,706
                                                            -------------------    -------------------
                                                            -------------------
                                                                    26,770,862             26,609,165

              Less accumulated depreciation                         (2,184,738 )           (2,002,873 )
                                                            -------------------    -------------------
                                                            -------------------
                                                                    24,586,124             24,606,292

              Less allowance for loss on assets                       (126,033 )              (27,211 )
                                                            -------------------    -------------------
                                                            -------------------

                                                                  $ 24,460,091           $ 24,579,081
                                                            ===================    ===================

         In May 1999, the Partnership sold Property in Stockbridge in Georgia, to an unrelated third party for $700,000 and received net sales proceeds of $696,300, resulting in a loss of $60,882 for financial reporting purposes. During 1999, the Partnership reinvested these net sales proceeds in Bossier City Joint Venture and Duluth Joint Venture (See Note 5).

         In November 1999, the Partnership sold its property in Shelby, North Carolina to an unrelated third party for $527,370 and received net sales proceeds of $494,178, resulting in a loss of $121,207 for financial reporting purposes. The Partnership reinvested these net sales proceeds in Duluth Joint Venture (See Note 5).

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Lease - Continued:
         -------------------------------------------------

         In December 1999, the Partnership sold its property in Kansas City, Missouri to a related party for $270,000 and received net sales proceeds of $268,450, resulting in a gain of $20,718 for financial reporting purposes (see Note 9). This property was originally acquired by the Partnership in 1994, at a cost of approximately $209,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $59,200 in excess of its original purchase price. In December 1999, the Partnership reinvested these net sales proceeds in Duluth Joint Venture (See Note 5).

         In December 1999, the Partnership sold its property in Houston, Texas to an unrelated third party for $387,812 and received net sales proceeds of $385,673, resulting in a gain of $16,651 for financial reporting purposes. This property was originally acquired by the Partnership in 1994, at a cost of approximately $311,800 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $73,900 in excess of its original purchase price. In January 2000, the Partnership reinvested these net sales proceeds in a property in Niles, Illinois with affiliates of the general partners as tenants-in-common (See Note
         5).

         At December 31, 2000 and 1999, the Partnership recorded a provision for loss on assets in the amount of $98,822 and $27,211, respectively, for financial reporting purposes relating to a Long John Silver's Property. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the property at December 31, 2000 and 1999 and the estimated net realizable value for the property.

         In September 2000, the Partnership sold its property in Columbus, Ohio and received net sales proceeds of $1,631,947, resulting in a loss of $75,930 for financial reporting purposes. In November 2000, the Partnership reinvested these net sales proceeds in a property in Bristol, Virginia.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. During the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $206,180 (net of $36,013 in reserves and $5,984 in reversals) $306,683 and $148,845 (net of $6,327 in reserves and $277,319 in reversals), respectively, of such rental income.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                    2001                         $  2,554,680
                    2002                            2,611,101
                    2003                            2,625,956
                    2004                            2,791,104
                    2005                            2,836,392
                    Thereafter                     22,445,329
                                         ---------------------
                                         ---------------------

                                                $  35,864,562
                                         =====================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
--------------------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                     2000                     1999
                                                                ----------------         ----------------
                                                                ----------------         ----------------

             Minimum lease payments receivable
                                                                  $ 12,016,087             $ 12,862,784
             Estimated residual values                               2,156,574                2,156,574
             Less unearned income                                   (7,508,718  )            (8,239,716  )
                                                                ----------------         ----------------
                                                                                         ----------------

             Net investment in direct financing leases
                                                                   $ 6,663,943              $ 6,779,642
                                                                ================         ================


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:
--------------------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                      2001                        $  849,520
                      2002                           857,988
                      2003                           861,651
                      2004                           868,976
                      2005                           868,976
                      Thereafter                   7,708,976
                                            -----------------
                                            -----------------

                                                $ 12,016,087
                                            =================

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

5.       Investment in Joint Ventures:
-------------------------------------

         The Partnership owns a 50 percent, 72.2%, 50 percent, 39.94%, 50 percent, 11 percent and 44 percent interest in the profits and losses of Attalla Joint Venture, Salem Joint Venture, Wood-Ridge Real Estate Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, and Duluth Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership accounts for its investments in these joint ventures using the equity method since the Partnership shares control with affiliates.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
-------------------------------------------------

         In January 2000, the Partnership used the majority of the net sales proceeds it received from the 1999 sale of a property in Houston, Texas, to acquire an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. As of December 31, 2000, the Partnership owned a 26 percent interest in this property.

         As of December 31, 2000, the lease associated with the property owned by Melbourne Joint Venture had been amended to provide for rent reductions due to financial difficulties the tenant was experiencing. As a result, Melbourne Joint Venture reclassified the building portion of the asset from net investment in direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," Melbourne Joint Venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on the reclassification of the direct financing lease was recorded for financial reporting purposes.

         As of December 31, 2000, the Melbourne Joint Venture recorded a provision for loss on assets totaling approximately $219,100 for financial reporting purposes due to the that the operator of its property vacated the property and discontinued operations. The allowance represented the difference between the property's net carrying value at December 31, 2000 and the estimated net realizable value of the property.

         As of December 31, 2000, Attalla Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, Duluth Joint Venture, and the Partnership and an affiliate, as tenants-in-common, each owned and leased one property, and Wood-Ridge Real Estate Joint Venture owned and leased six

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         properties, to operators of fast-food or family-style restaurants. The following presents the condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at December 31:

                                                                             2000               1999
                  --------------------------------------------------   -----------------  -----------------
                  Land and buildings on operating leases, less
                       accumulated depreciation and allowance for
                       loss on assets                                       $11,173,080         $8,588,997
                  --------------------------------------------------
                  Net investment in direct financing leases                     351,555            990,480
                  --------------------------------------------------
                  Cash                                                           96,732             31,188
                  --------------------------------------------------
                  Receivables                                                    29,955            118,630
                  --------------------------------------------------
                  Accrued rental income                                         380,924            309,013
                  --------------------------------------------------
                  Other assets                                                   18,074             20,817
                  --------------------------------------------------
                  Liabilities                                                   170,367             82,684
                  --------------------------------------------------
                  Partners' capital                                          11,879,953          9,976,441
                  --------------------------------------------------
                  Revenues                                                    1,152,258            895,295
                  --------------------------------------------------
                  Provision for loss in assets                                  219,053                 --
                  --------------------------------------------------
                  Net income                                                    661,064            739,271



         The Partnership recognized income totalling $266,023, $373,434, and $317,654 for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

6.       Restricted Cash:
         ---------------

         As of December 31, 1999, the net sales proceeds of $385,673 from the sale of the property in Houston, Texas, less miscellaneous escrow fees of $2,305 were being held in and interest-bearing escrow account pending the release of funds to acquire an additional property. These funds were released by the escrow agent during 2000 and were used to invest in a property in Niles, Illinois, with affiliates of the general partners as tenants-in-common.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


7.       Allocations and Distributions:
--------------------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from a sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


7.       Allocations and Distributions - Continued:
--------------------------------------------------

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During each of the years ended December 31, 2000, 1999 and 1998, the Partnership declared distributions to the limited partners of $3,712,520. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


8.       Income Taxes:
---------------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2000              1999             1998
                                                                --------------    --------------  ---------------
                                                                                  --------------  ---------------

             Net income for financial reporting purposes         $ 3,191,638       $ 3,071,122       $3,199,087

             Loss on lease termination of direct financing
                  leases                                                  --            20,119           21,873

             Depreciation for tax reporting purposes in
                  excess of depreciation for financial
                  reporting purposes                                 (44,656  )        (58,526  )       (77,202  )

             Equity in earnings of joint ventures for tax reporting  purposes in excess of (less than) equity in earnings of joint
                  ventures for financial reporting purposes          133,500           (79,904  )        35,645

             Gain on land and building from right of way
                  taking deferred for tax reporting purposes              --                --          (41,408  )

             Gain on sale of assets for tax reporting
                  purposes in excess of gain for financial
                  reporting purposes                                 138,725            37,025           94,442

             Allowance for loss on assets                             98,822            27,211           37,155

             Direct financing leases recorded as operating
                  leases for tax reporting purposes                  115,699           107,236           82,359

             Allowance for doubtful accounts                          23,218             5,598            1,105

             Accrued rental income                                  (206,180  )       (306,683  )      (148,845  )

             Capitalization (deduction) of transaction
                  costs for tax reporting purposes                  (239,842  )        214,611           25,231

             Rents paid in advance                                    77,385           (28,232  )        53,442

             Other                                                     1,920               566            1,034
                                                                --------------    --------------  ---------------
                                                                                  --------------  ---------------

             Net income for federal income tax purposes          $ 3,290,229       $ 3,010,143       $3,283,918
                                                                ==============    ==============  ===============


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions:
-----------------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisors shall determine. The Partnership incurred management fees of $40,255, $39,473, and $37,430 for the years ended December 31, 2000, 1999, and 1998, respectively.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate Limited Partners' 10% Return plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions - Continued:
-----------------------------------------------

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $109,991, $142,557, and $110,618 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         During 1999, the Partnership sold its property in Kansas City, Missouri to Commercial Net Lease Realty, Inc., an affiliate of the general partners, for $270,000 and received net sales proceeds of $268,450, resulting in a gain of $20,718 for financial reporting purposes.

         During 2000, the Partnership acquired a 26 percent interest in a property from CNL BB Corp., an affiliate of the general partners, for which the property had a total purchase price of $1,223,500. The property acquired during 2000 is being held as tenants-in-common, with CNL Income Fund VI, Ltd. ("CNL VI"), a Florida limited partnership, an affiliate of the general partners (see Note 3). CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL VI as tenants-in-common. The total purchase price paid by the Partnership and CNL VI represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, or interests therein, purchased from an affiliate in which the affiliate has acted as an interim owner, are treated as belonging to the Partnership and CNL VI, as tenants-in-common. For the year ended December 31, 2000, other income includes $2,103 of such amounts.

         During 2000, the Partnership acquired a property for a purchase price of approximately $1,879,300 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, or interests therein, purchased from an affiliate in which the affiliate has acted as an interim owner,

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions - Continued:
         --------------------------------------

         are treated as belonging to the Partnership. For 2000, general operating and administrative expenses, include $20,422 of such amounts.

         The due to related parties at December 31, 2000 and 1999, totaled $130,423 and $76,976, respectively.

10.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held as tenants-in-common with an affiliate) for each of the years ended December 31:


                                                          2000                 1999                1998
                                                     ----------------     ----------------    ----------------

           Jack in the Box Inc. (formerly
               Foodmaker, Inc.)                           $ 577,253            $ 572,503           $ 574,481
           Golden Corral Corporation                        548,433              534,997             534,624
           Checkers Drive-In
                Restaurants, Inc.                           540,233              603,070             628,816
           Flagstar Enterprises, Inc.                       424,211              425,409             427,801
           Long John Silver's, Inc.                             N/A              433,701             634,121



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


10.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held as tenants-in-common with an affiliate) for each of the years ended December 31:


                                                          2000                 1999                1998
                                                     ----------------     ----------------    ----------------

           Jack in the Box                                $ 577,253            $ 572,503           $ 574,481
           Golden Corral Family Steakhouse
              Restaurants                                   548,433              534,997             534,624
           Checkers Drive-In Restaurants                    540,233              603,070             628,816
           Denny's                                          526,651              615,893             625,101
           Hardee's                                         424,211              425,409             427,801
           Long John Silver's                                   N/A              433,701             634,121



         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and chain did not represent more than ten percent of the Partnership's total rental and earned income.

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

         In 1998, Long John Silver's, Inc. filed for bankruptcy and in June 1998 and August 1999 rejected the leases relating to four and one of its nine leases, respectively, and ceased making rental payments to the Partnership on the rejected leases. The Partnership entered into new leases, each with a new tenant, for two of the five properties with rejected leases. In addition, the Partnership sold two of the five properties with rejected leases. The Partnership will not recognize any rental and earned income from the remaining vacant property until a new tenant for the property is located, or until the property is sold and the proceeds from the sale are reinvested in additional property. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases, and the Partnership has continued to receive rental payments relating to these four leases. The

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


10.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         lost revenues resulting from the remaining vacant property, as described above, could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the property in a timely manner.

11.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999:


            2000 Quarter               First             Second              Third             Fourth             Year
       -----------------------     ---------------    --------------     --------------    ---------------    --------------

       Revenues (1)                    $1,132,075          $887,799           $966,910         $1,120,953        $4,107,737
       Net income                         872,548           686,940            634,881            997,269         3,191,638
       Net income per
           limited partner
           unit                              0.19              0.15               0.14               0.23              0.71

            1999 Quarter               First             Second              Third             Fourth             Year
       -----------------------     ---------------    --------------     --------------    ---------------    --------------

       Revenues (1)                    $1,010,177        $1,054,947         $1,046,528         $1,080,057        $4,191,709
       Net income                         711,295           701,005            805,831            852,991         3,071,122
       Net income per
           limited partner
           unit                              0.16              0.15               0.18               0.19              0.68



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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.



                    Title of Class                           Name of Partner                 Percent of Class
                    --------------                           ---------------                 ----------------

           General Partnership Interests                James M. Seneff, Jr.                           45%
                                                        Robert A. Bourne                               45%
                                                        CNL Realty Corporation                         10%
                                                                                                   --------
                                                                                                      100%
                                                                                                   ========



         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                Amount Incurred
      Type of Compensation                                                                        For the Year
         and Recipient                            Method of Computation                     Ended December 31, 2000
---------------------------------      ---------------------------------------------     -------------------------------

Reimbursement  to affiliates for       Operating  expenses  are  reimbursed  at the      Accounting and administrative
operating expenses                     lower   of  cost  or  90   percent   of  the      services: $109,991
                                       prevailing   rate  at  which   comparable
                                       services  could have been obtained in the
                                       same geographic  area.  Affiliates of the
                                       General  Partners from time to time incur
                                       certain  operating  expenses on behalf of
                                       the Partnership for which the Partnership
                                       reimburses   the    affiliates    without
                                       interest.

Annual    management    fee   to       One  percent  of the sum of  gross  revenues      $40,255
affiliate                              from   Properties   wholly   owned   by  the
                                       Partnership   plus   the    Partnership's
                                       allocable  share  of  gross  revenues  of
                                       joint  ventures in which the  Partnership
                                       is a  co-venturer.  The  management  fee,
                                       which  will not exceed  competitive  fees
                                       for  comparable   services  in  the  same
                                       geographic area, may or may not be taken,
                                       in  whole or in part as to any  year,  in
                                       the sole  discretion of affiliates of the
                                       General  Partners.  All or any portion of
                                       the  management  fee not  taken as to any
                                       fiscal  year  shall be  deferred  without
                                       interest  and may be taken in such  other
                                       fiscal  year  as  the  affiliates   shall
                                       determine.

Deferred,    subordinated   real       A   deferred,   subordinated   real   estate      $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale of one
to affiliates                          or more  Properties,  in an amount  equal to
                                       the   lesser   of  (i)   one-half   of  a
                                       competitive  real estate  commission,  or
                                       (ii) three  percent of the sales price of
                                       such Property or  Properties.  Payment of
                                       such fee shall be made only if affiliates
                                       of  the   General   Partners   provide  a
                                       substantial   amount   of   services   in
                                       connection with the sale of a Property or
                                       Properties and shall be  subordinated  to
                                       certain  minimum  returns to the  Limited
                                       Partners.   However,  if  the  net  sales
                                       proceeds are  reinvested in a replacement
                                       Property, no such real estate disposition
                                       fee   will   be   incurred   until   such
                                       replacement  Property is sold and the net
                                       sales proceeds are distributed.






                                                                                                Amount Incurred
      Type of Compensation                                                                        For the Year
         and Recipient                            Method of Computation                     Ended December 31, 2000
---------------------------------      ---------------------------------------------     -------------------------------

General   Partners'    deferred,       A deferred,  subordinated share equal to one      $-0-
subordinated       share      of       percent of Partnership  distributions of net
Partnership net cash flow              cash flow,  subordinated  to certain minimum
                                       returns to the Limited Partners.

Geeral Partners's deferred,             A deferred, subordinated share equal to five      $-0-
subordinated share of                   percent of Partnership distributions of such
Partnership net sales                   net sales proceeds, subordinated to certain
proceeds from a sale or sales           minimum returns to the Limited Partners.
not in liquidation of the
Partnership

General   Partners'   share   of       Distributions  of net sales  proceeds from a      $-0-
Partnership  net sales  proceeds       sale or  sales of  substantially  all of the
from  a   sale   or   sales   in       Partnership's  assets will be distributed in
liquidation of the Partnership         the   following   order  or  priority:   (i)
                                       first,  to pay all debts and  liabilities
                                       of  the   Partnership  and  to  establish
                                       reserves;  (ii) second,  to Partners with
                                       positive   capital   account    balances,
                                       determined  after the  allocation  of net
                                       income,  net  loss,  gain  and  loss,  in
                                       proportion  to  such   balances,   up  to
                                       amounts   sufficient   to   reduce   such
                                       balances to zero;  and (iii)  thereafter,
                                       95% to the Limited Partners and 5% to the
                                       General Partners.


In addition, during 2000 the Partnership acquired a 26% interest in one Property from CNL BB Corp., which is an affiliate of the General Partners. The aggregate purchase price paid for this Property was approximately $1,223,500. The
Partnership also purchased another Property from CNL BB Corp. for a purchase price of approximately $1,879,300.



                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the Years Ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the Years Ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2000, 1999, and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

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

                  (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

                  (c) Not applicable.

                  (d) Other Financial Information.

                  The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2000. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                        CNL INCOME FUND XIV, LTD.

                        By:      CNL REALTY CORPORATION
                                 General Partner

                                 /s/ Robert A. Bourne
                                 -----------------------------------
                                 ROBERT A. BOURNE, President


                        By:      ROBERT A. BOURNE
                                 General Partner

                                 /s/ Robert A. Bourne
                                 -----------------------------------
                                 ROBERT A. BOURNE


                        By:      JAMES M. SENEFF, JR.
                                 General Partner

                                 /s/ James M. Seneff, Jr.
                                 -----------------------------------
                                 JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 28, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 28, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                      Additions                           Deductions
                                          ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to         Charged to         Deemed          mined to       Balance
                                    Beginning       Costs and            Other          Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses           Accounts          tible           lectible       of Year
----------    -----------------   --------------  ---------------     -------------    -------------     ------------  ------------

----------
  1998        Allowance for
                  doubtful
                  accounts (a)           $   --       $   12,622         $   1,105 (b)       $   -- (c)       $   --      $ 13,727
----------                        ==============  ===============     =============    =============     ============  ============

----------
  1999        Allowance for
                  doubtful
                  accounts (a)        $  13,727          $    --         $   6,563 (b)       $   -- (c)     $   (965 )    $ 19,325
----------
                                  ==============  ===============     =============    =============     ============  ============

----------
----------
  2000        Allowance for
                  doubtful
                  accounts (a)        $  19,325       $   36,750         $  44,907 (b)       $   -- (c)    $ (22,426 )    $ 78,556
                                  ==============  ===============     =============    =============     ============  ============


(a)    Deducted from receivables and accrued rental income on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.

                                                                 Costs Capitalized
                                                                   Subsequent To
                                             Initial Cost        Acquisition
                                    ------------------- ---------------
                         Encum-               Buildings Improve-  Carrying
                         brances      Land     Improvemenments    Costs
                         -------    --------- ------------------- -----

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
     Fayetteville, North Ca-olina (m$605,712         -         -     -

    Burger King Restaurant:
     Alliance, Ohio        -         210,290         -         -     -

    Checkers Drive-In Restaurants:
     Boynton Beach, Florida-         501,606         -         -     -
     Chamblee, Georgia     -         332,737         -         -     -
     Delray Beach, Florida -         193,110         -         -     -
     Foley, Alabama        -         197,821         -         -     -
     Huntsville, Alabama   -         362,907         -         -     -
     Marietta, Georgia     -         332,418         -         -     -
     Merriam, Kansas       -         305,896         -         -     -
     Norcross, Georgia     -         474,262         -         -     -
     Orlando, Florida      -         559,646         -         -     -
     Pensacola, Florida    -         296,726         -         -     -
     Suwannee, Georgia     -         269,643         -         -     -
     St. Petersburg, Florid-         338,396         -         -     -
     Coral Springs, Florida-         421,221         -         -     -

    Denny's Restaurants:
     Albemarle, North Carol-na       202,363   447,278         -     -
     Bullhead City, Arizona-         282,086   623,778   152,416     -
     Topeka, Kansas        -         420,446         -         -     -
     Tempe, Arizona        -         881,047         -         -     -
                           -
    El Ranchito Restaurant:
     Albemarle,
         North Carolina (j)-         214,623   370,149         -     -

    Golden Corral Family
     Steakhouse Restaurants:
     Burlington, North Caro-ina      931,962         -   975,218     -
     Wilson, North Carolina-         415,390         -   833,156     -
     Greeley, Colorado     -         303,170         -   965,024     -
     Bristol, Virginia     -         733,334  1,145,990        -     -

    Hardee's  Restaurants:
     Franklin, Tennessee   -         201,441   423,569         -     -
     Nashville, Tennessee  -         315,087         -         -     -
     Nashville, Tennessee  -         296,341   485,974         -     -
     Batesville, Mississipp-         186,404   453,720         -     -
     Jacksonville, Florida -         385,903   409,773         -     -

    Jack in the Box Restaurants:
     Mesquite, Texas       -         449,442   528,882         -     -
     Plano, Texas          -         423,092   467,253         -     -
     Farmers Branch, Texas -         465,235   525,470         -     -
     Fort Worth, Texas     -         297,688   551,394         -     -
     Fort Worth, Texas     -         257,393   419,245         -     -

    Long John Silver's Restaurants:
     Apopka, Florida       -         320,435         -         -     -
     Houston, Texas        -         411,403         -         -     -
     Houston, Texas(j)     -         342,971   475,749         -     -
     Marion, Ohio          -         321,032         -         -     -
     Laurens, South Carolin- (k)(m)   96,753   386,284         -     -

    Other Restaurants:
     Akron, Ohio (h)       -         246,431   805,793         -     -
     Las Vegas, Nevada     -         520,884         -         -     -
                                    --------- --------- --------- -----

                                    $15,324,74$8,520,301$2,925,814   -
                                    ========= ========= ========= =====

Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

        Hardee's Restaurant:
         Attalla, Alabama  -        $196,274  $434,428         -     -
                                    ========= ========= ========= =====

Properties of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under Operating Leases:

        Boston Market Restaurants:
         Matthews, North Ca-olina    409,942   737,391         -     -
         Raleigh, North Car-lina     518,507   542,919         -     -

        Golden Corral Family
            Steakhouse Restaurant:
         Paris, Texas      -         303,608   685,064         -     -

        Taco Bell Restaurant:
           Anniston, Alabam-         173,395   329,202         -     -

     Other Restaurants:
         Murfreesboro, Tenn-ssee     398,313         -         -     -
         Blaine, Minnesota -         253,934   531,509         -     -
                                    --------- --------- --------- -----

                                    $2,057,699$2,826,085       -     -
                                    ========= ========= ========= =====

Property of Joint Venture in Which the Partnership has a 72.2% Interest and has Invested in Under an Operating Lease:

        Denny's Restaurant:
         Salem, Ohio       -        $131,762         -         -     -
                                    ========= ========= ========= =====

Property of Joint Venture in Which the Partnership has a 39.94% Interest and has Invested in Under an Operating Lease:

        Taco Bell Restaurant:
         Kingston, Tennesse-        $189,452         -  $328,445     -
                                    ========= ========= ========= =====

Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

        5 & Diner Restaurant:
         Melbourne, Florida-        $438,973  $639,141         -     -
                                    ========= ========= ========= =====

Property of Joint Venture in Which the Partnership has a 11% Interest and has Invested in Under an Operating Lease:

     IHOPaRestaurantstaurants:
          Bossier City, Lou-siana   $453,016  $866,192         -     -
                                    ========= ========= ========= =====

Property of Joint Venture in Which the Partnership has a 44% Interest and has Invested in Under an Operating Lease:

     RoadhouseeGrillsRestaurant:
          Duluth, Georgia  -        $1,083,153$865,184         -     -
                                    ========= ========= ========= =====

Property of Tenants-in-Common in Which the Partnership has a 26% Interest and has Invested in Under an Operating Lease:

     Baker's Square
        Niles, Illinois    -        $664,944  $838,434         -     -
                                    ========= ========= ========= =====

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

        Bennigan's Restaurant:
          Fayetteville, Nor-h Carolina (m) -  $931,239         -     -

        Burger King Restaurant:
          Alliance, Ohio   -               -   535,949         -     -

        Denny's Restaurants:
          Winslow, Arizona -         199,767   788,202         -     -
          Topeka, Kansas   -               -         -   489,014     -
          Tempe, Arizona   -               -         -   585,382     -

        Hardee's Restaurants:
          Nashville, Tennes-ee             -   553,400         -     -

        Jack in the Box Restaurant:
          Shreveport, Louis-ana      240,811   848,338         -     -

        Long John Silver's Restaurants:
          Apopka, Florida  -               -   506,493         -     -
          Houston, Texas   -               -   449,633         -     -
          Marion, Ohio     -               -   463,504         -     -

     Other Restaurant:
          Las Vegas, Nevada-           -       565,680         -     -
                                    --------- --------- --------- -----

                                    $440,578  $5,642,438$1,074,396   -
                                    ========= ========= ========= =====

Property of Joint Venture in Which the Partnership has a 72.2% Interest and has Invested in Under a Direct Financing Lease:

        Denny's Restaurant:
          Salem, Ohio      -               -         -  $371,836     -
                                    ========= ========= ========= =====

                                                                   Life on Which
             Gross Amount at Which                               Depreciation in
             Carried at Close of Period (c)     Date             Latest Income
---------------------------------
             Buildings and          Accumulated of Con- Date     Statement is
   Land      ImprovementsTotal      DepreciationstructioAcquired  Computed
-----------  ---------  ---------   ----------  --------------------------






  $605,712         (g)  $605,712           (e)  1983    10/98      (e)


   210,290         (g)   210,290           (e)  1994    07/94      (e)


   501,606          -    501,606           (d)   -      03/94      (d)
   332,737          -    332,737           (d)   -      03/94      (d)
   193,110          -    193,110           (d)   -      03/94      (d)
   197,821          -    197,821           (d)   -      03/94      (d)
   362,907          -    362,907           (d)   -      03/94      (d)
   332,418          -    332,418           (d)   -      03/94      (d)
   305,896          -    305,896           (d)   -      03/94      (d)
   474,262          -    474,262           (d)   -      03/94      (d)
   559,646          -    559,646           (d)   -      03/94      (d)
   296,726          -    296,726           (d)   -      03/94      (d)
   269,643          -    269,643           (d)   -      03/94      (d)
   338,396          -    338,396           (d)   -      03/95      (d)
   421,221          -    421,221           (d)   -      03/95      (d)


   202,363    447,278    649,641      108,255   1992    09/93      (b)
   282,086    776,194   1,058,280     182,951   1988    09/93      (b)
   420,446         (g)   420,446           (e)  1994    10/93      (e)
   881,047         (g)   881,047           (e)  1994    11/93      (e)



   214,623    370,149    584,772       36,474   1994    04/94      (j)



   931,962    975,218   1,907,180     227,639   1993    10/93      (b)
   415,390    833,156   1,248,546     200,097   1993    10/93      (b)
   303,170    965,024   1,268,194     194,679   1994    08/94      (b)
   733,334   1,145,990  1,879,324       6,367   2000    11/00      (b)


   201,441    423,569    625,010      100,860   1993    11/93      (b)
   315,087         (g)   315,087           (e)  1993    11/93      (e)
   296,341    485,974    782,315      115,719   1993    11/93      (b)
   186,404    453,720    640,124      106,614   1993    12/93      (b)
   385,903    409,773    795,676       96,287   1993    12/93      (b)


   449,442    528,882    978,324      125,938   1992    11/93      (b)
   423,092    467,253    890,345      110,324   1992    11/93      (b)
   465,235    525,470    990,705      124,049   1988    12/93      (b)
   297,688    551,394    849,082      129,212   1992    12/93      (b)
   257,393    419,245    676,638       98,972   1983    12/93      (b)


   320,435         (g)   320,435           (e)  1994    03/94      (e)
   411,403         (g)   411,403           (e)  1993    03/94      (e)
   342,971    475,749    818,720       24,184   1994    04/94      (j)
   321,032         (g)   321,032           (e)  1994    06/94      (e)
    96,753    386,284    483,037       19,163   1994    03/94      (k)


   246,431    805,793   1,052,224     176,954   1993    10/93      (b)
   520,884         (g)   520,884           (e)  1994    07/94      (e)
-----------  ---------  ---------   ----------

$15,324,747  $11,446,115$26,770,862 $2,184,738
===========  =========  =========   ==========








  $196,274   $434,428   $630,702     $102,080   1993    11/93      (b)
===========  =========  =========   ==========








   409,942    737,391   1,147,333     103,964   1994    10/96      (b)
   518,507    542,919   1,061,426      76,546   1994    10/96      (b)



   303,608    685,064    988,672       96,586   1996    10/96      (b)


   173,395    329,202    502,597       43,641   1993    01/97      (b)


   398,313          -    398,313           (d)  1996    10/96      (d)
   253,934    531,509    785,443       74,938   1996    10/96      (b)
-----------  ---------  ---------   ----------

$2,057,699   $2,826,085 $4,883,784   $395,675
===========  =========  =========   ==========








  $131,762         (g)  $131,762           (e)  1991    03/95      (e)
===========             =========








  $189,452   $328,445   $517,897      $33,817   1997    11/97      (b)
===========  =========  =========   ==========








  $438,973   $639,141   $1,078,114     16,219   1998    04/98      (m)
===========  =========  =========   ==========








  $453,016   $866,192   $1,319,208    $33,415   1998    11/99      (b)
===========  =========  =========   ==========








$1,083,153   $865,184   $1,948,337     $7,210   2000    12/99      (b)
===========  =========  =========   ==========








  $664,944   $838,434   $1,503,378    $27,948   2000    01/00      (b)
===========  =========  =========   ==========






        (g)        (g)        (g)          (e)  1983    10/98      (e)


         -         (g)        (g)          (e)  1994    07/94      (e)


        (g)        (g)        (g)          (f)  1993    09/93      (f)
         -         (g)        (g)          (e)  1994    10/93      (e)
         -         (g)        (g)          (e)  1994    11/93      (e)


         -         (g)        (g)          (e)  1993    11/93      (e)


        (g)        (g)        (g)          (f)  1993    11/93      (f)


         -         (g)        (g)          (e)  1994    03/94      (e)
         -         (g)        (g)          (e)  1993    03/94      (e)
         -         (g)        (g)          (e)  1994    06/94      (e)


         -         (g)        (g)          (e)  1994    07/94      (e)









         -         (g)        (g)          (e)  1991    03/95      (e)


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000

                  (a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998 are summarized as follows:


                                                                                             Accumulated
                                                                         Cost               Depreciation
                                                                   -----------------      --------------------
                                                                   -----------------      --------------------

          Properties the Partnership has invested in Under Operating leases:

              Balance, December 31, 1997                               $ 26,513,438           $   1,295,713
              Acquisitions                                                  605,712                      --
              Dispositions                                                (982,778)                      --
              Reclassified from direct financing lease                    2,084,141                      --
              Depreciation expense                                               --                 378,381
                                                                   -----------------      ------------------
                                                                   -----------------      ------------------

              Balance, December 31, 1998                                 28,220,513               1,674,094
              Dispositions                                               (1,987,957 )               (58,344 )
              Reclassified from direct financing lease                      958,786                      --
              Reclassified to direct financing lease                       (582,177 )                    --
              Depreciation expense                                               --                 387,123
                                                                   -----------------      ------------------

              Balance, December 31, 1999                                 26,609,165               2,002,873
              Acquisitions                                                1,879,324                      --
              Dispositions                                               (1,717,627 )              (199,438 )
              Depreciation expense                                               --                 381,303
                                                                   -----------------      ------------------

              Balance, December 31, 2000                               $ 26,770,862           $   2,184,738
                                                                   =================      ==================

          Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1997                                $   630,702             $    58,638
              Depreciation expense                                               --                  14,480
                                                                   -----------------      ------------------
                                                                   -----------------      ------------------

              Balance, December 31, 1998                                    630,702                  73,118
              Depreciation expense                                               --                  14,481
                                                                   -----------------      ------------------

              Balance, December 31, 1999                                    630,702                  87,599
              Depreciation expense                                               --                  14,481
                                                                   -----------------      ------------------

              Balance, December 31, 2000                                $   630,702            $    102,080
                                                                   =================      ==================


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


                                                                                            Accumulated
                                                                        Cost               Depreciation
                                                                  -----------------      ------------------
                                                                  -----------------      ------------------

         Properties of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under Operating Leases:

              Balance, December 31, 1997                              $  4,906,644            $    114,171
              Dispositions                                                 (22,860 )                    --
              Depreciation expense                                              --                  93,098
                                                                  -----------------      ------------------
                                                                  -----------------      ------------------

              Balance, December 31, 1998                                 4,883,784                 207,269
              Depreciation expense                                              --                  94,203
                                                                  -----------------      ------------------

              Balance, December 31, 1999                                 4,883,784                 301,472
              Depreciation expense                                              --                  94,203
                                                                  -----------------      ------------------

              Balance, December 31, 2000                              $  4,883,784            $    395,675
                                                                  =================      ==================

         Properties  of Joint  Venture  in  Which  the  Partnership  has a 72.2%
            Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1997                               $   131,762               $      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------
                                                                  -----------------      ------------------

              Balance, December 31, 1998                                   131,762                      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------

              Balance, December 31, 1999                                   131,762                      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------

              Balance, December 31, 2000                               $   131,762               $      --
                                                                  =================      ==================


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                         Accumulated
                                                                    Cost                Depreciation
                                                               ----------------       ------------------
                                                               ----------------       ------------------

      Property of Joint Venture in Which the Partnership has a 39.94% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1997                             $   512,925               $      984
            Acquisition                                                  4,972                       --
            Depreciation expense                                            --                   10,937
                                                               ----------------       ------------------
                                                               ----------------       ------------------

            Balance, December 31, 1998                                 517,897                   11,921
            Depreciation expense                                            --                   10,948
                                                               ----------------       ------------------

            Balance, December 31, 1999                                 517,897                   22,869
            Depreciation expense                                            --                   10,948
                                                               ----------------       ------------------

            Balance, December 31, 2000                             $   517,897              $    33,817
                                                               ================       ==================

      Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1997                                $     --                $      --
            Acquisition                                              1,042,865                       --
            Depreciation expense                                            --                      937
                                                               ----------------       ------------------

            Balance, December 31, 1998                               1,042,865                      937
            Reclassified to a direct financing lease                  (603,892 )                   (937 )
            Depreciation Expense                                            --                       --
                                                               ----------------       ------------------

            Balance, December 31, 1999                                 438,973                       --
            Reclassified from a direct financing lease                 639,141                       --
            Depreciation Expense                                            --                   16,219
                                                               ----------------       ------------------

            Balance, December 31, 2000                            $  1,078,114              $    16,219
                                                               ================       ==================


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                         Accumulated
                                                                    Cost                Depreciation
                                                               ----------------       ------------------
                                                               ----------------       ------------------

      Property of Joint Venture in Which the Partnership has a 11% Interest and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                  $    --                 $     --
           Acquisition                                               1,319,208                       --
           Depreciation expense                                             --                    4,542
                                                                ---------------        -----------------
                                                                ---------------        -----------------

           Balance, December 31, 1999                                1,319,208                    4,542
           Depreciation expense                                             --                   28,873
                                                                ---------------        -----------------

           Balance, December 31, 2000                              $ 1,319,208               $   33,415
                                                                ===============        =================

      Property of Joint Venture in Which the Partnership has a 44% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                 $    --                 $     --
            Acquisition                                              1,083,153                       --
            Depreciation expense                                            --                       --
                                                                ---------------        -----------------

            Balance, December 31, 1999                             $ 1,083,153                 $     --
            Acquisition                                                865,184                       --
            Depreciation Expense                                            --                    7,210
                                                                ---------------        -----------------

            Balance, December 31, 2000                             $ 1,948,337               $    7,210
                                                                ===============        =================

      Property  held as  Tenant-in-Common  in Which  the  Partnership  has a 26%
         Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                 $    --                 $     --
            Acquisitions                                             1,503,378                       --
            Depreciation Expense                                            --                   27,948
                                                                ---------------        -----------------

            Balance, December 31, 2000                             $ 1,503,378               $   27,948
                                                                ===============        =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years. All of the leases are treated as operating leases for federal income tax purposes.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $32,470,424 and $10,824,175, respectively. All of the leases are treated as operating leases for federal income tax purposes.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


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

(l) For financial reporting purposes the undepreciated cost of the Property in Laurens, South Carolina was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $98,822 and $27,211 at December 31, 2000 and 1999, respectively. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The impairment at December 31, 2000 and 1999 represented the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

(m) Effective February 2000, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and is being depreciated over its remaining estimated life of approximately 29 years.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(n) During the year ended December 31, 2000, the Partnership purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,879,300. In addition, during the year ended December 31, 2000, the Partnership and an affiliate, as tenants-in-common, purchased a Property from CNL BB Corp., an affiliate of the General Partners for an aggregate cost of $1,223,500.

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