Form 10-Q
period 2001-03-31
CNL INCOME FUND XIV LTD
filed 2001-05-14
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ________________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Florida                                           59-3143096
---------------------------------        --------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
---------------------------------        --------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                         --------------------------------------


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





Part I                                                                Page
                                                                      ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   6-9

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                           9

Part II

   Other Information                                                    10-11

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                  2001                   2000
                                                                           -------------------    -------------------
                               ASSETS

   Landand buildings on operating leases, less accumulated depreciation of
       $2,281,123 and $2,184,738, respectively, and allowance for loss
       on assets of $126,033 in 2001 and 2000                                    $ 24,363,706           $ 24,460,091
   Net investment in direct financing leases                                        6,633,042              6,663,943
   Investment in joint ventures                                                     5,047,828              5,055,505
   Cash and cash equivalents                                                        1,070,415              1,038,555
   Receivables, less allowance for doubtful accounts
       of $22,960 and $29,921, respectively                                            14,020                177,442
   Due from related parties                                                            19,410                 18,745
   Prepaid expenses                                                                    11,368                 30,081
   Lease costs, less accumulated amortization of
       $7,673 and $6,848, respectively                                                 25,327                 26,152
   Accrued rental income, less allowance for doubtful
       accounts of $54,505 and $48,635, respectively                                2,218,696              2,162,073
                                                                           -------------------    -------------------

                                                                                 $ 39,403,812           $ 39,632,587
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                              $    122,433           $     75,746
   Accrued and escrowed real estate taxes payable                                      25,996                 28,426
   Distributions payable                                                              928,130                928,130
   Due to related parties                                                             129,937                130,423
   Rents paid in advance and deposits                                                 167,742                156,418
                                                                           -------------------    -------------------
       Total liabilities                                                            1,374,238              1,319,143

   Commitment (Note 3)

   Partners' capital                                                               38,029,574             38,313,444
                                                                           -------------------    -------------------

                                                                                 $ 39,403,812           $ 39,632,587
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2001              2000
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 699,542         $ 817,690
    Earned income from direct financing leases                                    180,579           175,763
    Interest and other income                                                      10,514            54,470
                                                                           ---------------    --------------
                                                                                  890,635         1,047,923
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                          137,956            44,114
    Professional services                                                          21,046            13,966
    Management fees to related party                                               10,571            11,075
    Real estate taxes                                                               9,204                --
    State and other taxes                                                          61,397            32,170
    Depreciation and amortization                                                  97,210            97,437
    Transaction costs                                                                  --            50,907
                                                                           ---------------    --------------
                                                                                  337,384           249,669
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures and
    Provision for Loss on Assets                                                  553,251           798,254

Equity in Earnings of Joint Ventures                                               91,009            84,152

Provision for Loss on Assets                                                           --            (9,858 )
                                                                           ---------------    --------------

Net Income                                                                      $ 644,260         $ 872,548
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                               $   --            $   --
    Limited partners                                                              644,260           872,548
                                                                           ---------------    --------------

                                                                                $ 644,260         $ 872,548
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.14          $   0.19
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,500,000         4,500,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2001                  2000
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   209,255            $  209,255
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      209,255               209,255
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              38,104,189            38,625,071
    Net income                                                                        644,260             3,191,638
    Distributions ($0.21 and $0.83 per
       limited partner unit, respectively)                                           (928,130 )          (3,712,520 )
                                                                           -------------------    ------------------
                                                                                   37,820,319            38,104,189
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 38,029,574          $ 38,313,444
                                                                           ===================    ==================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2001              2000
                                                                           ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 959,990        $1,005,523
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Investment in joint ventures                                                    --          (390,878 )
       Decrease in restricted cash                                                     --           384,096
                                                                           ---------------    --------------
          Net cash used in investing activities                                        --            (6,782 )
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (928,130 )        (928,130 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                  (928,130 )        (928,130 )
                                                                           ---------------    --------------

Net Increase in Cash and Cash Equivalents                                          31,860            70,611

Cash and Cash Equivalents at Beginning of Quarter                               1,038,555         1,543,691
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                    $1,070,415        $1,614,302
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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Commitment:

         In February 2000, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Laurens , South Carolina. As of May 3, 2001, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 56 Properties, which included interests in 12 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $959,990 and $1,005,523 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,070,415 invested in such short-term investments, as compared to $1,038,555 at December 31, 2000. The funds remaining at March 31, 2001 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations the Partnership declared distributions to the limited partners of $928,130 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,374,238 at March 31, 2001, from $1,319,143 at December 31, 2000.
The increase in liabilities at March 31, 2001 was primarily due to an increase in accounts payable and rents paid in advance at March 31, 2001, as compared to December 31, 2000. Total liabilities at March 31, 2001, to the extent they exceed cash and cash equivalents at March 31, 2001, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

         In February 2000, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's Property in Laurens, South Carolina. As of May 1, 2001, the sale had not occurred.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased 43 wholly owned Properties (including one Property which was sold in September 2000) to operators of fast food and family style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $880,121 and $993,453, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that during the quarter ended March 31, 2000, the Partnership collected and recognized as income approximately $146,800 in bankruptcy proceeds relating to Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to five Properties in 1998 and 1999. As of March 31, 2001, the Partnership had entered into new leases, each with a new tenant, for two of the five Properties, and had sold two of the Properties. In addition, as of March 31, 2001, the Partnership had entered into an agreement to sell the remaining Property, as described above. The Partnership will not recognize any rental and earned income from the remaining vacant Property until a replacement tenant is located, or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         In addition, rental and earned income decreased during the quarter ended March 31, 2001, by approximately $25,500, due to the fact that during 2000, Elias Brothers Restaurants, Inc., which leased one Property operated as a Big Boy, filed for bankruptcy and rejected its lease. As a result, this tenant ceased making rental payments. The Partnership will not recognize any rental and earned income from the vacant Property until a replacement tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         The decrease in rental and earned income during the quarter ended March 31, 2001, was partially offset by an increase of approximately $54,200 due to the fact that in June 2000, the Partnership reinvested a portion of the net sales proceeds from the sale of several Properties in a Property in Bristol, Virginia.

         For the quarter ended March 31, 2001 and 2000, the Partnership owned and leased 12 Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $91,009 and $84,152, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by these joint ventures during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily due to the fact that in January 2000, the Partnership invested in a Property, as tenants-in-common, with an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $337,384 and $249,669 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the
Partnership agreement. In addition, the increase in operating expenses was partially due to the Partnership incurring additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business. In addition, during the quarter ended March 31, 2001, the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the two Properties whose leases were rejected by their respective tenants and which remain vacant, as described above. The Partnership will continue to incur these expenses, relating to these vacant Properties until new tenants or purchasers are located. The Partnership is currently seeking a replacement tenant or purchaser for these Properties.

         The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $50,907 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF").On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.   Inapplicable.
              ------------------

Item 2.       Changes in Securities.       Inapplicable.
              --------------------------

Item 3.       Default upon Senior Securities.   Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders.Inapplicable.
              ----------------------------------------------------

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

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


                                    CNL INCOME FUND XIV, LTD.

                                    By:      CNL REALTY CORPORATION
                                             General Partner


                                            By:/s/ James M. Seneff, Jr.
                                               ------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                            By:/s/ Robert A. Bourne
                                               ------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)