Form 10-Q
period 2001-06-30
CNL INCOME FUND XIV LTD
filed 2001-08-13
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund XIV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3143096
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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




Part I                                                                                 Page
                                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8-12

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                                           12

Part II

   Other Information                                                                    13-14




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  2001                   2000
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance for loss
       on assets                                                                 $ 24,018,962           $ 24,460,091
   Net investment in direct financing leases, less
       allowance for loss on assets                                                 6,389,428              6,663,943
   Investment in joint ventures                                                     4,616,075              5,055,505
   Cash and cash equivalents                                                        1,338,447              1,038,555
   Receivables, less allowance for doubtful accounts
       of $33,656 and $29,921, respectively                                            30,996                177,442
   Due from related parties                                                            19,410                 18,745
   Prepaid expenses                                                                    19,743                 30,081
   Lease costs, less accumulated amortization of
       $8,498 and $6,848, respectively                                                 24,502                 26,152
   Accrued rental income, less allowance for doubtful
       accounts of  $48,635, in 2001 and 2000.                                      2,222,711              2,162,073
                                                                           -------------------    -------------------

                                                                                 $ 38,680,274           $ 39,632,587
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $    3,459             $   75,746
   Accrued and escrowed real estate taxes payable                                      34,666                 28,426
   Distributions payable                                                              928,130                928,130
   Due to related parties                                                             113,540                130,423
   Rents paid in advance and deposits                                                 140,812                101,406
   Deferred rental income                                                              53,228                 55,012
                                                                           -------------------    -------------------
       Total liabilities                                                            1,273,835              1,319,143

   Partners' capital                                                               37,406,439             38,313,444
                                                                           -------------------    -------------------

                                                                                 $ 38,680,274           $ 39,632,587
                                                                           ===================    ===================
See accompanying notes to condensed financial statements.





                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                  Six Months Ended
                                                                      June 30,                         June 30,
                                                                2001             2000            2001            2000
                                                            -------------    -------------   --------------  -------------
Revenues:
    Rental income from operating leases                        $ 685,910        $ 714,458      $ 1,385,452     $1,532,148
   Adjustments to accrued rental income                          (66,245 )             --          (66,245 )           --
    Earned income from direct financing leases                   178,978          183,152          359,557        358,915
    Contingent rental income                                      16,837            1,418           16,837          1,418
    Interest and other income                                     11,257           11,439           21,771         65,909
                                                            -------------    -------------   --------------  -------------
                                                                 826,737          910,467        1,717,372      1,958,390
                                                            -------------    -------------   --------------  -------------

Expenses:
    General operating and administrative                          87,208           55,688          225,164         99,802
    Professional services                                         32,518            9,819           53,564         23,785
    Management fees to related party                               8,767            9,378           19,338         20,453
    Real estate taxes                                              6,683            2,021           15,887          2,021
    State and other taxes                                          4,182               --           65,579         32,170
    Depreciation and amortization                                 97,242           97,334          194,452        194,771
    Transaction costs                                                 --           26,619               --         77,526
                                                            -------------    -------------   --------------  -------------
                                                                 236,600          200,859          573,984        450,528
                                                            -------------    -------------   --------------  -------------

Income Before Equity in Earnings (Losses) of Joint
    Ventures and Provision for Loss on Assets                    590,137          709,608        1,143,388      1,507,862

Equity in Earnings (Losses) of Joint Ventures                    175,560          (22,668 )        266,569         61,484

Provision for Loss on Assets                                    (460,702 )             --         (460,702 )       (9,858 )
                                                            -------------    -------------   --------------  -------------

Net Income                                                     $ 304,995        $ 686,940       $  949,255     $1,559,488
                                                            =============    =============   ==============  =============

Allocation of Net Income:
    General partners                                              $   --           $   --          $    --         $   --
    Limited partners                                             304,995          686,940          949,255      1,559,488
                                                            -------------    -------------   --------------  -------------

                                                               $ 304,995        $ 686,940       $  949,255     $1,559,488
                                                            =============    =============   ==============  =============

Net Income Per Limited Partner Unit                             $   0.07         $   0.15        $    0.21       $   0.35
                                                            =============    =============   ==============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                          4,500,000        4,500,000        4,500,000      4,500,000
                                                            =============    =============   ==============  =============
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Six Months Ended           Year Ended
                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                       -----------------------    ------------------

General partners:
    Beginning balance                                                            $    209,255            $  209,255
    Net income                                                                             --                    --
                                                                       -----------------------    ------------------
                                                                                      209,255               209,255
                                                                       -----------------------    ------------------

Limited partners:
    Beginning balance                                                              38,104,189            38,625,071
    Net income                                                                        949,255             3,191,638
    Distributions ($0.41 and $0.83 per
       limited partner unit, respectively)                                         (1,856,260 )          (3,712,520 )
                                                                       -----------------------    ------------------
                                                                                   37,197,184            38,104,189
                                                                       -----------------------    ------------------

Total partners' capital                                                         $  37,406,439          $ 38,313,444
                                                                       =======================    ==================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     2001               2000
                                                                                 --------------     --------------

      Increase (Decrease) in Cash and Cash Equivalents

          Net Cash Provided by Operating Activities                                 $1,756,152         $1,830,221
                                                                                 --------------     --------------

          Cash Flows from Investing Activities:
             Return of capital from joint ventures                                     400,000                 --
             Investment in joint ventures                                                   --           (390,878 )
             Decrease in restricted cash                                                    --            384,096
                                                                                 --------------     --------------
                Net cash provided by (used in) investing
                    activities                                                         400,000             (6,782 )
                                                                                 --------------     --------------

          Cash Flows from Financing Activities:
             Distributions to limited partners                                      (1,856,260 )       (1,856,260 )
                                                                                 --------------     --------------
                Net cash used in financing activities                               (1,856,260 )       (1,856,260 )
                                                                                 --------------     --------------

      Net Increase (Decrease) in Cash and Cash Equivalents                             299,892            (32,821 )

      Cash and Cash Equivalents at Beginning of Period                               1,038,555          1,543,691
                                                                                 --------------     --------------

      Cash and Cash Equivalents at End of Period                                    $1,338,447         $1,510,870
                                                                                 ==============     ==============

      Supplemental Schedule of Non-Cash Financing
          Activities:

             Distributions declared and unpaid at end of
                period                                                               $ 928,130          $ 928,130
                                                                                 ==============     ==============
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and building on operating leases consisted of the following at:

                                                               June 30,         December 31, 2000
                                                                 2001
                                                           ------------------   ------------------

                  Land                                          $ 15,324,747         $ 15,324,747
                  Buildings                                       11,446,115           11,446,115
                                                           ------------------   ------------------
                                                                  26,770,862           26,770,862
                  Less accumulated depreciation                   (2,377,024 )         (2,184,738 )
                                                           ------------------   ------------------
                                                                  24,393,838           24,586,124
                  Less allowance for loss on assets                 (374,876 )           (126,033 )
                                                           ------------------   ------------------

                                                                $ 24,018,962         $ 24,460,091
                                                           ==================   ==================




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Land and Building on Operating Leases - Continued:
         -------------------------------------------------

         At June 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $36,984 for financial reporting purposes relating to the property located in Akron, Ohio. The tenant for this property filed for bankruptcy and ceased payments of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the property at June 30, 2001 and the estimated net realizable value for the property.

         In addition, at June 30, 2001, the Partnership recorded a provision for loss on assets of $211,859 for financial reporting purposes relating to the property located in Las Vegas, Nevada, the building portion of which is classified as a direct financing lease (see Note 4). The tenant of this property vacated the property and ceased operations. The allowance represented the difference between the carrying value of the property at June 30, 2001 and the estimated net realizable value for the property.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         At June 30, 2001 the Partnership recorded an allowance of $211,859 for impairment of the carrying value of the property in Las Vegas, Nevada, due to the fact that the tenant of this property vacated the property and ceased operations. The allowance represented the difference between the carrying value of the property at June 30, 2001 and the estimated net realizable value for the property.

5.       Investment in Joint Ventures:
         ----------------------------

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of June 30, 2001, the Partnership and the other joint venture partner each received $400,000 representing a return of capital of the net sales proceeds.




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:


                                                                       June 30,              December 31,
                                                                         2001                    2000
                                                                ----------------------   ----------------------
                                                                ----------------------   ----------------------

             Land and buildings on operating leases, less
                  accumulated depreciation and allowance for
                  loss on assets                                         $ 10,178,924            $  11,173,080
             Net investment in direct financing lease                         346,090                  351,555
             Cash                                                             142,871                   96,732
             Receivables                                                       16,348                   29,955
             Accrued rental income                                            453,105                  380,924
             Other assets                                                      19,613                   18,074
             Liabilities                                                      159,299                  170,367
             Partners' capital                                             10,997,652               11,879,953
             Revenues                                                         653,956                1,152,258
             Lease termination income                                         200,000                       --
             Loss on sale of assets                                           (84,473)                      --
             Provision for loss on assets                                          --                 (219,053)
             Net income                                                       612,119                  661,064


         The Partnership recognized income totaling $266,569 and $61,484 during the six months ended June 30, 2001 and 2000, respectively, from these joint ventures and recognized income of $175,560 and a loss of $22,668 during the quarters ended June 30, 2001 and 2000, respectively.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 55 Properties, which included interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,756,152 and $1,830,221 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2001.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of June 30, 2001, the Partnership and the other joint venture partner each received $400,000 representing a return of capital of the net sales proceeds.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $1,338,447 invested in such short-term investments, as compared to $1,038,555 at December 31, 2000. The increase in cash and cash equivalents at June 30, 2001 as compared to December 31, 2000 was partially attributable to the Partnership receiving $400,000 as a return of capital from Wood-Ridge Real Estate Joint Venture, as described above. The funds remaining at June 30, 2001 will be used to pay distributions and other liabilities of the Partnership.
Short Term Liquidity

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations the Partnership declared distributions to the limited partners of $1,856,260 for each of the six months ended June 30, 2001 and 2000 ($928,130 for each of the quarters ended June 30, 2001 and 2000). This represents distributions for each applicable six months of $0.41 per unit ($0.21 per each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,273,835 at June 30, 2001, from $1,319,143 at December 31, 2000.
The decrease in liabilities at June 30, 2001 was primarily due to a decrease in accounts payable and amounts due to related parties at June 30, 2001, as compared to December 31, 2000. The decrease in liabilities at June 30, 2001 as compared to June 30, 2000 was partially offset by an increase in rents paid in advance at June 30, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased 43 wholly owned Properties to operators of fast food and family style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $1,678,764 and $1,891,063, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $798,643 and $897,610 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due a decrease in rental income of approximately $55,000 and $109,900 during the quarter and six months ended June 30, 2001, respectively, as a result of the sale of the Property in Columbus, Ohio in September 2000. The decrease in rental and earned income during the quarter and six months ended June 30, 2001, was partially offset by an increase of approximately $50,200 and $100,400 during the quarter and six months ended June 30, 2001 and 2000, respectively, due to the fact that in June 2000, the Partnership reinvested a portion of the net sales proceeds from the sale of several Properties in a Property in Bristol, Virginia.

         The decrease in rental and earned income during the six months ended June 30, 2001, was partially attributable to the fact that during the six months ended June 30, 2000, the Partnership collected and recognized as income approximately $84,000 in bankruptcy proceeds relating to Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to five Properties in 1998 and 1999. No such amounts were recognized during the six months ended June 30, 2001. As of June 30, 2001, the Partnership had entered into new leases, each with a new tenant, for two of the five Properties, and had sold two of the Properties. The Partnership will not recognize any rental and earned income from the remaining vacant Property located in Laurens, South Carolina, until a replacement tenant is located, or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. At this time, there is no commitment to re-lease or sell the Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         In addition, rental and earned income decreased during the quarter and six months ended June 30, 2001, by approximately $18,800 and $37,500, respectively, due to the fact that during 2000, Elias Brothers Restaurants, Inc., which leased a Property in Akron, Ohio, filed for bankruptcy and rejected its lease. As a result, this tenant ceased making rental payments. The Partnership will not recognize any rental and earned income from the vacant Property until a replacement tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         The decrease in rental and earned income during the quarter and six months ended was also due to the fact that the tenant of the Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property during the quarter and six months end June 30, 2001. In conjunction with the tenant vacating the Property, the Partnership reversed approximately $66,200 of accrued rental income during the quarter and six months ended June 30, 2001. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were recorded during the quarter and six months ended June 30, 2000. The Partnership will not recognize any future rental and earned income relating to this Property until it locates a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional Property. The Partnership is currently seeking a new tenant or purchaser for this Property.

         During the six months ended June 30, 2001 and 2000, the Partnership also earned $16,837 and $1,418, respectively, in contingent rental income, $16,837 and $1,418 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 2001 as compared to the quarter and six months ended June 30, 2000, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         In addition, during the six months ended June 30, 2001 and 2000, the Partnership earned $21,771 and $65,909, respectively, in interest and other income, $11,257 and $11,439 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. Interest and other income was lower during the six months ended June 30, 2001 than that earned during the six months ended June 30, 2000, primarily due to the fact that during the six months ended June 30, 2000, the Partnership earned interest on the net sales proceeds relating to the sale of several Properties during 1999, pending reinvestment in additional Properties. As of June 30, 2000, these net sales proceeds had been reinvested in additional Properties.

         For the six months ended June 30, 2001 and 2000, the Partnership owned and leased 12 Properties indirectly through joint venture arrangements (including one Property which was sold in May 2001), and one Property with an affiliate as tenants-in-common. In connection therewith, during the quarters and six months ended June 30, 2001 and 2000, the Partnership earned $266,569 and $61,484, respectively, attributable to net income earned by these joint ventures and recorded income of $175,560 and a loss of $22,668 during the quarters ended June 30, 2001 and 2000, respectively. The increase in net income earned by these joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily due to the fact that in January 2000, the Partnership invested in a Property, as tenants-in-common, with an affiliate of the general partners. The increase in net income earned by the joint ventures was also attributable to the fact that Melbourne Joint Venture, in which the Partnership owns a 50% interest, recorded an allowance for loss on assets of approximately $219,100 during the quarter and six months ended June 30, 2000. The allowance represented the difference between the Property's net carrying value at June 30, 2000, and the current estimated net realizable value of the Property. No such allowance was recorded during the quarter and six months ended June 30, 2001. The increase in net income earned by the joint ventures was partially offset due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement, for $800,000. This resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. The increase in net income was also attributable to the fact that in conjunction with the sale of its Property in Paris, Texas, Wood-Ridge Real Estate Joint Venture received $200,000 in consideration for the Partnership releasing the tenant from its obligations under the lease.

         Operating expenses, including depreciation and amortization expense, were $573,984 and $450,528 for the six months ended June 30, 2001 and 2000, of which $236,600 and $200,859 were incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses was partially due to the Partnership incurring additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business. In addition, during the quarter and six months ended June 30, 2001, the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance and maintenance, relating to the Property in Laurens, South Carolina and the Property in Akron, Ohio, whose leases were rejected by their respective tenants and which remain vacant, as described above. The Partnership will continue to incur these expenses, relating to these vacant Properties until new tenants or purchasers are located. The Partnership is currently seeking a replacement tenant or purchaser for these Properties.

         The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $26,619 and $77,526 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         At June 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $36,984 for financial reporting purposes relating to the Property in Akron, Ohio. The tenant for this Property filed for bankruptcy and ceased payments of rents under the terms of its lease agreement, as described above. The allowance represented the difference between the carrying value of the Property at June 30, 2001 and the estimated net realizable value for the Property. In addition, during the quarter and six months ended June 30, 2001, the Partnership recorded a provision for loss on assets of $423,718 relating to the Property in Las Vegas, Nevada, due to the fact that the tenant of this Property vacated the Property and ceased operations. The allowance represented the difference between the carrying value of the Property at June 30, 2001 and the estimated net realizable value of the Property. During the six months ended June 30, 2000, the Partnership recorded a provision for loss on assets of $9,858 for financial reporting purposes relating to the Long John Silver's Property in Laurens, South Carolina, the lease for which was rejected by the tenant, as described above. The allowance represented the differences between the carrying value of the Property at June 30, 2000 and the estimated net realizable value of the Property.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2001.


                   CNL INCOME FUND XIV, LTD.

                   By:      CNL REALTY CORPORATION
                            General Partner


                           By:           /s/ James M. Seneff, Jr.
                                         ---------------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                           By:           /s/ Robert A. Bourne
                                         ---------------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)





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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)