Form 10-Q
period 2001-09-30
CNL INCOME FUND XIV LTD
filed 2001-11-09
CIK 893571

4                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund XIV, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                              59-3143096
------------------------------------------         ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                               32801
------------------------------------------         ---------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                   ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                  Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-13

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                            13

Part II

   Other Information                                                     14-15

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                September 30,           December 31,
                                                                     2001                   2000
                                                              -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                      $ 23,884,524           $ 24,460,091
   Net investment in direct financing leases                           6,356,797              6,663,943
   Investment in joint ventures                                        4,609,632              5,055,505
   Cash and cash equivalents                                           1,155,681              1,038,555
   Receivables, less allowance for doubtful accounts
       of $56,091 and $29,921, respectively                               21,980                177,442
   Due from related parties                                               19,469                 18,745
   Prepaid expenses                                                       19,950                 30,081
   Lease costs, less accumulated amortization of
       $9,323 and $6,848, respectively                                    23,677                 26,152
   Accrued rental income, less allowance for doubtful
       accounts of  $48,635, in 2001 and 2000.                         2,288,561              2,162,073
                                                              -------------------    -------------------

                                                                    $ 38,380,271           $ 39,632,587
                                                              ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                      $ 1,753             $   75,746
   Accrued and escrowed real estate taxes payable                         20,812                 28,426
   Distributions payable                                                 928,130                928,130
   Due to related parties                                                 31,326                130,423
   Rents paid in advance and deposits                                    101,211                101,406
   Deferred rental income                                                 52,335                 55,012
                                                              -------------------    -------------------
       Total liabilities                                               1,135,567              1,319,143

   Partners' capital                                                  37,244,704             38,313,444
                                                              -------------------    -------------------

                                                                    $ 38,380,271           $ 39,632,587
                                                              ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                 Nine Months Ended
                                                                    September 30,                   September 30,
                                                                2001             2000            2001            2000
                                                            -------------    -------------   --------------  -------------
Revenues:
    Rental income from operating leases                        $ 690,011        $ 699,208      $ 2,075,463     $2,231,356
   Adjustments to accrued rental income                               --               --          (66,245 )           --
    Earned income from direct financing leases                   159,186          155,274          518,743        514,189
    Contingent rental income                                       4,049            1,637           20,886          3,055
    Interest and other income                                     24,422           25,089           46,193         90,998
                                                            -------------    -------------   --------------  -------------
                                                                 877,668          881,208        2,595,040      2,839,598
                                                            -------------    -------------   --------------  -------------

Expenses:
    General operating and administrative                          42,395           52,997          267,559        152,799
    Professional services                                         28,870           13,260           82,434         37,045
    Management fees to related party                               9,424            9,463           28,762         29,916
    Real estate taxes                                             11,357               --           27,244          2,021
    State and other taxes                                             --               --           65,579         32,170
    Depreciation and amortization                                 96,425           96,564          290,877        291,335
    Transaction costs                                                 --               --               --         77,526
                                                            -------------    -------------   --------------  -------------
                                                                 188,471          172,284          762,455        622,812
                                                            -------------    -------------   --------------  -------------

Income Before Equity in Earnings of Joint Ventures,
    Provision for Loss on Assets and Loss on Sale
    of Assets                                                    689,197          708,924        1,832,585      2,216,786

Equity in Earnings of Joint Ventures                             116,294           85,702          382,863        147,186

Provision for Loss on Assets                                     (39,096 )        (83,815 )       (499,798 )      (93,673 )

Loss on Sale of Assets                                                --          (75,930 )             --        (75,930 )
                                                            -------------    -------------   --------------  -------------

Net Income                                                     $ 766,395        $ 634,881        1,715,650     $2,194,369
                                                            =============    =============   ==============  =============

Allocation of Net Income:
    General partners                                              $   --           $   --          $    --         $   --
    Limited partners                                             766,395          634,881        1,715,650      2,194,369
                                                            -------------    -------------   --------------  -------------

                                                               $ 766,395        $ 634,881      $ 1,715,650     $2,194,369
                                                            =============    =============   ==============  =============

Net Income Per Limited Partner Unit                             $   0.17         $   0.14        $    0.38       $   0.49
                                                            =============    =============   ==============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                          4,500,000        4,500,000        4,500,000      4,500,000
                                                            =============    =============   ==============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                Nine Months Ended            Year Ended
                                                  September 30,             December 31,
                                                       2001                     2000
                                             -------------------------    ------------------
General partners:
    Beginning balance                                    $    209,255            $  209,255
    Net income                                                     --                    --
                                             -------------------------    ------------------
                                                              209,255               209,255
                                             -------------------------    ------------------

Limited partners:
    Beginning balance                                      38,104,189            38,625,071
    Net income                                              1,715,650             3,191,638
    Distributions ($0.62 and $0.83 per
       limited partner unit, respectively)                 (2,784,390 )          (3,712,520 )
                                             -------------------------    ------------------
                                                           37,035,449            38,104,189
                                             -------------------------    ------------------

Total partners' capital                                 $  37,244,704          $ 38,313,444
                                             =========================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                            September 30,
                                                                       2001               2000
                                                                   --------------     --------------
      Increase (Decrease) in Cash and Cash Equivalents

          Net Cash Provided by Operating Activities                   $2,501,516         $2,714,425
                                                                   --------------     --------------

          Cash Flows from Investing Activities:
             Proceeds from sale of assets                                     --          1,631,947
             Return of capital from joint venture                        400,000                 --
             Investment in joint ventures                                                  (727,667 )
                                                                               --
             Decrease in restricted cash                                                    384,096
                                                                               --
                                                                   --------------     --------------
                Net cash provided by investing
                    activities                                           400,000          1,288,376
                                                                   --------------     --------------

          Cash Flows from Financing Activities:
             Distributions to limited partners                        (2,784,390 )       (2,784,390 )
                                                                   --------------     --------------
                Net cash used in financing activities                 (2,784,390 )       (2,784,390 )
                                                                   --------------     --------------

      Net Increase in Cash and Cash Equivalents                          117,126          1,218,411

      Cash and Cash Equivalents at Beginning of Period                 1,038,555          1,543,691
                                                                   --------------     --------------

      Cash and Cash Equivalents at End of Period                      $1,155,681         $2,762,102
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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         At September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $36,984 for financial reporting purposes relating to the property located in Akron, Ohio. The tenant for this property filed for bankruptcy and ceased payments of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value for the property.

         In addition, at September 30, 2001, the Partnership recorded a provision for loss on assets of $211,859 for financial reporting purposes relating to the property located in Las Vegas, Nevada, the building portion of which is classified as a direct financing lease (see Note 4). The tenant of this property vacated the property and ceased operations. The provision represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value for the property.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         As of December 31, 2000 the Partnership had recorded provisions for loss on assets of $126,033 for financial reporting purposes relating to the property located in Laurens, South Carolina. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. At September 30, 2001, the Partnership increased the provision for loss on assets by $39,096. The total provision represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value of the property.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         At September 30, 2001 the Partnership recorded a provision of $211,859 for impairment of the carrying value of the property in Las Vegas, Nevada, due to the fact that the tenant of this property vacated the property and ceased operations. The provision represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value for the property.

5.       Investment in Joint Ventures:
         ----------------------------

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of September 30, 2001, the Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:


                                                                     September 30,           December 31,
                                                                         2001                    2000
                                                                ----------------------   ----------------------
             Land and buildings on operating leases, net                 $ 10,133,597            $  11,173,080
             Net investment in direct financing lease                         346,401                  351,555
             Cash                                                             142,443                   96,732
             Receivables, less allowance for doubtful accounts                 36,464                   29,955
             Accrued rental income                                            487,742                  380,924
             Other assets                                                      16,817                   18,074
             Liabilities                                                      177,885                  170,367
             Partners' capital                                             10,985,579               11,879,953
             Revenues                                                         981,293                1,152,258
             Lease termination income                                         200,000                       --
             Loss on sale of assets                                           (84,473)                      --
             Provision for loss on assets                                          --                 (219,053)
             Net income                                                       882,989                  661,064

         The Partnership recognized income totaling $382,863 and $147,186 during the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures $116,294 and $85,702 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 55 Properties, which included interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,501,516 and $2,714,425 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2001, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of September 30, 2001, the Partnership and the other joint venture partner had each received $400,000 representing a return of capital of the net sales proceeds.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $1,155,681 invested in such short-term investments, as compared to $1,038,555 at December 31, 2000. The increase in cash and cash equivalents at September 30, 2001 as compared to December 31, 2000 was partially attributable to the Partnership receiving $400,000 as a return of capital from Wood-Ridge Real Estate Joint Venture, as described above. The funds remaining at September 30, 2001, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2001, a portion of the net sales proceeds received as a return of capital from Wood-Ridge Real Estate Joint Venture, the Partnership declared distributions to the limited partners of $2,784,390 for each of the nine months ended September 30, 2001 and 2000 ($928,130 for each of the quarters ended September 30, 2001 and 2000). This represents distributions for each applicable nine months of $0.62 per unit ($0.21 per each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,135,567 at September 30, 2001, from $1,319,143 at December 31, 2000. The decrease in liabilities at September 30, 2001 was primarily due to a decrease in accounts payable and amounts due to related parties at September 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased 43 wholly owned Properties to operators of fast food and family style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $2,527,961 and $2,745,545, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $849,197 and $854,482 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially due to a decrease in rental income of approximately $51,800 and $161,700 during the quarter and nine months ended September 30, 2001, respectively, as a result of the sale of the Property in Columbus, Ohio in September 2000. The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, was partially offset by an increase of approximately $51,000 and $153,000 during the quarter and nine months ended September 30, 2001, respectively, due to the fact that in November 2000, the Partnership reinvested a portion of the net sales proceeds from the sale of several Properties in a Property in Bristol, Virginia.

         The decrease in rental and earned income during the nine months ended September 30, 2001, was partially attributable to the fact that during the nine months ended September 30, 2000, the Partnership collected and recognized as income approximately $100,900 in bankruptcy proceeds relating to Long John Silver's, Inc., which filed for bankruptcy during 1998 and rejected the leases relating to five Properties in 1998 and 1999. No such amounts were recognized during the nine months ended September 30, 2001. As of September 30, 2001, the Partnership had entered into new leases, each with a new tenant, for two of the five Properties, and had sold two of the Properties. The Partnership will not recognize any rental and earned income from the remaining vacant Property located in Laurens, South Carolina, until a replacement tenant is located, or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. At this time, there is no commitment to re-lease or sell the Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         In addition, rental and earned income decreased during the quarter and nine months ended September 30, 2001, by approximately $18,800 and $62,500, respectively, due to the fact that during 2000, Elias Brothers Restaurants, Inc., which leased a Property in Akron, Ohio, filed for bankruptcy and rejected its lease. As a result, this tenant ceased making rental payments. The
Partnership will not recognize any rental and earned income from the vacant Property until a replacement tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         The decrease in rental and earned income during the nine months ended September 30, 2001, was also partially due to the fact that the tenant of the Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property during the nine months ended September 30, 2001. In conjunction with the tenant vacating the Property, the Partnership reversed approximately $66,200 of previously accrued rental income during the nine months ended September 30, 2001. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the nine months ended September 30, 2000. The Partnership will not recognize any future rental and earned income relating to this Property until it locates a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Property in a timely manner. The Partnership is currently seeking a new tenant or purchaser for this Property.

         During the nine months ended September 30, 2001 and 2000, the Partnership also earned $20,886 and $3,055, respectively, in contingent rental income, $4,049 and $1,637 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in contingent rental income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         In addition, during the nine months ended September 30, 2001 and 2000, the Partnership earned $46,193 and $90,998, respectively, in interest and other income, $24,422 and $25,089 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. Interest and other income was lower during the nine months ended September 30, 2001 than that earned during the nine months ended September 30, 2000, primarily due to the fact that during the nine months ended September 30, 2000, the Partnership earned interest on the net sales proceeds relating to the sale of several Properties during 1999, pending reinvestment in additional Properties. As of September 30, 2000, these net sales proceeds had been reinvested in additional Properties.

         For the nine months ended September 30, 2001 and 2000, the Partnership owned and leased 12 Properties indirectly through joint venture arrangements (including one Property which was sold in May 2001), and one Property with an affiliate as tenants-in-common. In connection therewith, during the quarters and nine months ended September 30, 2001 and 2000, the Partnership earned $382,863 and $147,186, respectively, attributable to net income earned by these joint ventures, $116,294 and $85,702 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in net income earned by these joint ventures during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily due to the fact that in January 2000, the Partnership invested in Duluth Joint Venture with affiliates of the general partners, for which rental payments commenced in October 2000. The increase in net income earned by the joint ventures was also attributable to the fact that Melbourne Joint Venture, in which the Partnership owns a 50% interest, recorded a provision for loss on assets of approximately $219,100 during the nine months ended September 30, 2000. The provision represented the difference between the Property's net carrying value at September 30, 2000, and the joint venture partners' estimated net realizable value of the Property. No such provision was recorded during the quarter and nine months ended September 30, 2001. The increase in net income earned by the joint ventures was partially offset due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement. This resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In conjunction with the sale of its Property in Paris, Texas, Wood-Ridge Real Estate Joint Venture received $200,000 in consideration for the Partnership releasing the tenant from its obligations under the lease.

         Operating expenses, including depreciation and amortization expense, were $762,455 and $622,812 for the nine months ended September 30, 2001 and 2000, of which $188,471 and $172,284 were incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and nine months ended September 30 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to the fact that the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance and maintenance, relating to the Properties in Laurens, South Carolina; Akron, Ohio; and Las Vegas, Nevada, whose leases were rejected by their respective tenants and which remain vacant, as described above. The Partnership will continue to incur these expenses, relating to these vacant Properties until new tenants or purchasers are located. The Partnership is currently seeking a replacement tenant or purchaser for these Properties. Operating expenses also increased during the nine months ended September 30, 2001 due to the Partnership incurring additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business and due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership incurred $77,526 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         During the nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $36,984 for financial reporting purposes relating to the Property in Akron, Ohio. The tenant for this Property filed for bankruptcy and ceased payments of rents under the terms of its lease agreement, as described above. The provision represented the difference between the carrying value of the Property at September 30, 2001 and the general partners' estimated net realizable value for the Property. In addition, during the nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets of $423,718 relating to the Property in Las Vegas, Nevada, due to the fact that the tenant of this Property vacated the Property and ceased operations. The provision represented the difference between the carrying value of the Property at September 30, 2001 and the general partners' estimated net realizable value of the Property.

         During the quarter and nine months ended September 30, 2000, the Partnership recorded a provision for loss on assets of $83,815 and $93,673, respectively, for financial reporting purposes relating to the Long John Silver's Property in Laurens, South Carolina, the lease for which was rejected by the tenant. During the quarter and nine months ended September 30, 2001, the Partnership recorded an additional provision for loss on assets of 39,096 for financial reporting purposes relating to this Property. The provisions represented the difference between the carrying value of the Property at September 30, 2001 and 2000, respectively, and the general partners' estimated net realizable value of the Property.

         As a result of the sale of the Property in Columbus, Ohio the Partnership recognized a loss of $75,930 for financial reporting purposes during the quarter and nine months ended September 30, 2000. No Properties were sold during the quarter and nine months ended September 30, 2001.


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

                 10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                        Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001, and incorporated herein by reference.)

                 (b)    Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of November, 2001.


                                CNL INCOME FUND XIV, LTD.

                                By:  CNL REALTY CORPORATION
                                     General Partner


                                     By: /s/ James M. Seneff, Jr.
                                         --------------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                     By: /s/ Robert A. Bourne
                                         --------------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)