Form 10-K
period 2001-12-31
CNL INCOME FUND XIV LTD
filed 2002-03-29
CIK 893571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         During the year ended December 31, 1995, the tenant of the Checkers Property in Knoxville, Tennessee, and the Checkers Property in Dallas, Texas, exercised its option in accordance with the lease agreements to substitute two other Properties for these Properties. The Partnership sold the Knoxville and Dallas Properties to the tenant and used the net sales proceeds to acquire two Checkers Properties in Coral Springs and St. Petersburg, Florida. During 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property during 1996, and a Taco Bell Property in Anniston, Alabama, in 1997. During the year ended December 31, 1997, the Port of Palm Bay took possession of the Property in Riviera Beach, Florida, through a total right of way taking. In addition, in 1997, the Partnership entered into a joint venture arrangement, CNL Kingston Joint Venture, with affiliates of the General Partners. During the year ended December 31, 1998, the Partnership sold one Property in Madison, Alabama and two Properties in Richmond, Virginia, and reinvested the proceeds, along with the proceeds from the right of way taking in December 1997 of the Property in Riviera Beach, Florida, in a Property in Fayetteville, North Carolina, and in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the General Partners. During 1999, the Partnership sold one Property in each of Houston, Texas; Kansas City, Missouri; Stockbridge, Georgia; and Shelby, North Carolina, and reinvested the majority of the net sales proceeds in two joint venture arrangements, Bossier City Joint Venture and Duluth Joint Venture, with affiliates of the General Partners. During 2000, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Houston, Texas, in a Baker's Square Property located in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., an affiliate of the General Partners and a Florida limited partnership. In addition, during 2000, the Partnership sold its Property in Columbus, Ohio and reinvested the net sales proceeds in a Property in Bristol, Virginia. In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas. The Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds which the Partnership used to pay liabilities of the Partnership.

         As a result of the above transactions, as of December 31, 2001, the Partnership owned 55 Properties. In February 2002, the Partnership sold its Property in Las Vegas, Nevada, to an unrelated third party and in March 2002, reinvested the net sales proceeds in a Property in San Antonio, Texas. The 55 Properties owned at December 31, 2001, include 13 wholly owned Properties consisting of land only and interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and one Property held as tenants-in-common with an affiliate of the General Partners. The lessee of the 13 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate of the General Partners provide for initial terms ranging from 10 to 20 years (the average being approximately 18 years) and expire between 2008 and 2019. The leases are, in general, on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $21,100 to $200,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 41 of the Partnership's 55 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases for the 13 wholly owned Properties consisting of only land are substantially the same as those described above except that the leases relate solely to the land associated with the Property, with the tenant owning the buildings currently on the land and having the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         In February 2000, the lease relating to the Property held by Melbourne Joint Venture, in which the Partnership owns a 50% interest, was amended to provide for rent reductions. In June 2000, the operator of this Property vacated the Property and discontinued operations. In June 2001, the Partnership entered into a new lease with a new tenant for this Property. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         In January 2001, the lease relating to the Property in Tempe, Arizona was amended to provide for a reduction in rents for a two-year period. All other lease terms remained unchanged. The General Partners do not anticipate that any decrease in rental income relating to this amendment will have a material adverse affect on the Partnership's financial position or results of operations.

         In March 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Las Vegas, Nevada, in a Property in San Antonio, Texas. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2001, four lessees of the Partnership, (i) Flagstar Enterprises, Inc., (ii) Jack in the Box Inc., and Jack in the Box Eastern Division L.P. (affiliated under common control of Jack in the Box Inc.) (herein after referred to as "Jack in the Box Inc."), (iii) Checkers Drive-In Restaurants, Inc., and
(iv) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property held as tenants-in-common with an affiliate). As of December 31, 2001, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants; Jack in the Box Inc. was the lessee under leases relating to six restaurants; Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants; and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, that these four lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, five Restaurant Chains, Hardee's, Denny's, Jack in the Box, Checkers, and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental and earned income during 2001 (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property held as tenants-in-common with an affiliate). In 2002, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2001, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture arrangements: Attalla Joint Venture and Salem Joint Venture, each with CNL Income Fund XIII, Ltd.; CNL Kingston Joint Venture with CNL Income Fund XVII, Ltd.; Melbourne Joint Venture with CNL Income Fund VI, Ltd.; Bossier City Joint Venture with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd.; Duluth Joint Venture with CNL Income Fund VII, Ltd., and Wood-Ridge Real Estate Joint Venture, with CNL Income Fund XV, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners. The affiliates are limited partnerships organized pursuant to the laws of the state of Florida. Attalla Joint Venture, Salem Joint Venture, Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture and Duluth Joint Venture were formed to purchase or construct and hold one restaurant Property each. Wood-Ridge Real Estate Joint Venture, was formed to purchase and hold six Properties. In May 2001, Wood-Ridge Real Estate Joint Venture sold its Property in Paris, Texas to the tenant and distributed the net sales proceeds to each co-venture partner as a return of capital.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 50% interest in Attalla Joint Venture, a 72.2% interest in Salem Joint Venture, a 39.94% interest in CNL Kingston Joint Venture, a 50% interest in Melbourne Joint Venture, an 11% interest in Bossier City Joint Venture, a 44% interest in Duluth Joint Venture, and a 50% interest in Wood-Ridge Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

         Net cash flow from operations of Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, and Duluth Joint Venture is distributed 50%, 50%, 72.2%, 39.94%, 50%, 11%, and 44%, respectively, to the
Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in January 2000, the Partnership entered into an agreement to hold a Baker's Square Property as tenants-in-common with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 26% interest in this Property.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 55 Properties. Of the 55 Properties, 43 are owned by the Partnership in fee simple and 11 are owned through joint venture arrangements and one is owned with an affiliate as tenants-in-common. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,900 to 100,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                  State                                    Number of Properties
                  -----                                    --------------------

                  Alabama                                               4
                  Arizona                                               3
                  Colorado                                              1
                  Florida                                               9
                  Georgia                                               5
                  Illinois                                              1
                  Kansas                                                2
                  Louisiana                                             2
                  Minnesota                                             1
                  Mississippi                                           1
                  Nevada                                                1
                  North Carolina                                        7
                  Ohio                                                  4
                  South Carolina                                        1
                  Tennessee                                             5
                  Texas                                                 7
                  Virginia                                              1
                                                                   -------

                  TOTAL PROPERTIES                                     55
                                                                   =======


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, buildings located on 13 of the Properties owned by the Partnership are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $32,470,424 and $11,078,889, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                 Restaurant Chain                           Number of Properties
                 ----------------                           --------------------

                 Bakers Square                                           1
                 Bennigan's                                              1
                 Big Boy                                                 1
                 Boston Market                                           2
                 Burger King                                             1
                 Checkers                                               12
                 Denny's                                                 6
                 El Ranchito Restaurant                                  1
                 Golden Corral                                           4
                 Hardee's                                                6
                 IHOP                                                    1
                 Jack in the Box                                         6
                 LeeAnn Chin Chinese Cuisine                             1
                 Long John Silver's                                      5
                 Razzleberries                                           1
                 Roadhouse Grill                                         1
                 Taco Bell                                               2
                 Other                                                   3
                                                                    -------
                 TOTAL PROPERTIES                                       55
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

         At December 31, 2001, 2000, 1999, 1998, and 1997, 96%, 96%, 98%, 93%,
and 100%, respectively, of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                    2001              2000              1999               1998               1997
                                -------------     -------------    ---------------     --------------     --------------

Rental Revenues (1)(2)           $ 4,016,647       $ 4,006,450        $ 4,190,352        $ 3,805,764         $4,283,030
Properties (2)                            53                54                 55                 57                 58
Average Rent per
     Property                      $  75,786         $  74,194          $  76,188          $  66,768          $  73,845

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

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                             Percentage of
                      Number           Annual Rental         Gross Annual
Expiration Year     of Leases            Revenues           Rental Income
---------------   ---------------    -----------------    --------------------

     2002                --                 $     --                --
     2003                --                       --                --
     2004                --                       --                --
     2005                --                       --                --
     2006                --                       --                --
     2007                --                       --                --
     2008                 3                  416,617            10.32%
     2009                 2                  167,548             4.15%
     2010                --                       --                --
     2011                 9                  724,520            17.95%
     Thereafter          38                2,726,633            67.58%
                    --------        -----------------     -------------
     Total (1)           52             $  4,035,318           100.00%
                    ========        =================     =============

(1) Excludes two Properties which were vacant at December 31, 2001 and one Property that was sold in February 2002.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases six Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $71,300 (ranging from approximately $62,000 to $85,900).

         Jack in the Box Inc. leases six Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2011) and the average minimum base annual rent is approximately $91,900 (ranging from approximately $68,500 to $109,900).

         Checkers Drive-In Restaurants, Inc. leases 12 Checkers restaurants and one other Property. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $39,000 (ranging from approximately $21,100 to $61,100). The tenant owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease term.

         In addition, Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2008 and 2016) and the average minimum base annual rent is approximately $134,400 (ranging from approximately $76,500 to $200,900).


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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2002, there were 3,002 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan ranged from $8.51 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                              2001(1)                                      2000(1)
                                --------------------------------------       ---------------------------------------
                                  High          Low         Average           High           Low          Average
                                ---------    ----------    -----------       --------     ----------     -----------
       First Quarter               $7.35        $ 6.52        $  6.76          $7.40         $ 7.35         $  7.38
       Second Quarter               6.80          6.43           6.53           9.00           6.20            8.14
       Third Quarter                6.77          5.98           6.35           6.74           6.12            6.66
       Fourth Quarter               6.57          5.74           6.16           7.36           6.53            6.96


(1) A total of 19,924 and 24,980 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,712,520 to the Limited Partners. Distributions of $928,130 were declared at the close of each of the calendar quarters during 2001 and 2000. No amounts distributed to partners for the years ended December 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                    2001              2000               1999               1998               1997
                               ---------------    --------------     --------------    ---------------    ----------------
  Year ended December 31:
    Revenues (1)                   $4,042,245        $4,149,734         $4,191,709         $4,109,129         $ 4,268,693
    Net income (2)                  2,504,098         3,191,638          3,071,122          3,199,087           3,665,940
    Cash distributions
       declared                     3,712,520         3,712,520          3,712,520          3,712,520           3,712,520
    Net income per Unit (2)              0.56              0.71               0.68               0.70                0.81
    Cash distributions
       declared per Unit                 0.83              0.83               0.83               0.83                0.83

  At December 31:
  Total assets                    $38,253,909       $39,632,587        $40,072,897        $40,538,159         $40,984,624
  Partners' capital                37,105,022        38,313,444         38,834,326         39,475,724          39,989,157


(1)      Revenues include equity in earnings of the joint ventures.

(2) Net income for the year ended December 31, 2001 includes $566,043 for provisions for write-down of assets. Net income for the year ended December 31, 2000 includes $75,930 from a loss on a sale of assets and $140,819 for a provision for write-down of assets. Net income for the year ended December 31, 1999 includes $37,369 from gains on the sales of assets, $182,089 from losses on sales of assets and $27,211 for a provision for write-down of assets. Net income for the year ended December 31, 1998 includes $314,474 for a provision for write-down of assets and $112,206 from gains on sales of assets.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 43 Properties directly and held interests in 12 Properties through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2001, 2000, and 1999, was cash from operations (which includes cash received from tenants, distributions from joint ventures and tenancy in common and interest received, less cash paid for expenses). Cash from operations was $3,313,181, $3,840,163, and $3,545,471, for the years ended December 31, 2001,
2000, and 1999, respectively. The decrease in cash from operations during 2001 and the increase in cash from operations during 2000, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         In May 1999, the Partnership sold its Property in Stockbridge, Georgia, to a third party for $700,000 and received net sales proceeds of $696,300. As a result of this transaction, the Partnership recognized a loss of $60,882. During 1999, the Partnership reinvested a portion of the net sales proceeds in Bossier City Joint Venture and Duluth Joint Venture, as described below. The Partnership used the remaining net sales proceeds to pay Partnership liabilities.

         In November 1999, the Partnership sold its Property in Shelby, North Carolina, to a third party for $527,370 and received net sales proceeds of $494,178. As a result of this transaction, the Partnership recognized a loss of $121,207. In December 1999, the Partnership reinvested these net sales proceeds in Duluth Joint Venture, as described below.

         In December 1999, the Partnership sold its Property in Kansas City, Missouri to a related party for $270,000 and received net sales proceeds of $268,450, resulting in a gain of $20,718. In December 1999, the Partnership reinvested a portion of these net sales proceeds in Duluth Joint Venture, as described below. In September 2000, the Partnership reinvested the remaining net sales proceeds in an additional Property in Bristol, Virginia, as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in December 1999, the Partnership sold its Property in Houston, Texas to a third party for $387,812 and received net sales proceeds of $385,673, resulting in a gain of $16,651. In January 2000, the Partnership reinvested these net sales proceeds in a Property in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The transaction, or a portion thereof, relating to the sale of the Property in Houston, Texas, and the reinvestment of the net sales proceeds, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. As of December 31, 2001, the Partnership had a 26% interest as a tenant-in-common.

         In November 1999, the Partnership reinvested a portion of the net sales proceeds from the 1999 sale of the Property in Stockbridge, Georgia, in a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VII, Ltd. and CNL Income Fund XII, Ltd., both Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property. As of December 31, 2001, the Partnership had contributed approximately $145,100 and had an 11% interest in the profits and losses of the joint venture.

         In addition, in December 1999, the Partnership reinvested the net sales proceeds from the 1999 sale of the Property in Shelby, North Carolina and a portion of the net sales proceeds from the 1999 sales of the Properties in Stockbridge, Georgia and Kansas City, Missouri, in a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the General Partners, to construct and hold one restaurant Property. As of December 31, 2001, the Partnership had contributed approximately $855,200 to purchase land and pay for construction costs relating to this joint venture. As of December 31, 2001, the Partnership had a 44% interest in the profits and losses of the joint venture.

         In September 2000, the Partnership sold its Property in Columbus, Ohio for and received net sales proceeds of $1,631,947, resulting in a loss of $75,930. In November 2000, the Partnership reinvested the net sales proceeds in a Golden Corral Property in Bristol, Virginia. In connection therewith, the Partnership entered into a long-term, triple-net lease with terms substantially the same as its other leases. The Partnership acquired the Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of December 31, 2001, the Partnership and the other joint venture partner had each received $400,000 representing a return of capital of the net sales proceeds.

         In October 2001, the Partnership entered into an agreement to sell the Property in Las Vegas, Nevada to an unrelated third party. In February 2002, the Partnership sold this Property, to an unrelated third party for $1,200,000 and received net sales proceeds of approximately $1,141,800, resulting in a gain of approximately $497,700. In March 2002, the Partnership reinvested these net sales proceeds in a Property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property, including closing costs.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market and certificates of deposit accounts with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners, or to reinvest in additional Properties. At December 31, 2001, the Partnership had $1,039,216 invested in such short-term investments as compared to $1,038,555 at December 31, 2000. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.7% annually. The funds remaining at December 31, 2001 will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current cash from operations and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,520 for each of the years ended December 31, 2001, 2000, and 1999. This represents distributions of $0.83 per Unit for each of the years ended December 31, 2001, 2000, and 1999. No amounts distributed to the Limited Partners for the years ended 2001, 2000 or 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. No distributions were made to the General Partners for the years ended December 31, 2001, 2000, or 1999. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         At December 31, 2001 and 2000, the Partnership owed $14,154 and $130,423, respectively, to affiliates for accounting and administrative services and management fees. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $1,134,733 at December 31, 2001, from $1,188,720 at December 31, 2000, primarily due to a decrease in amounts payable to related parties at December 31, 2001, as compared to December 31, 2000. Total liabilities at December 31, 2001, to the extent they exceed cash and cash equivalents at December 31, 2001, will be paid from anticipated future cash from operations, and in the event the General Partners elect to make additional loans or contributions, from General Partners' loans or contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         The Partnership owned and leased 47 wholly owned Properties during 1999 (including four Properties that were sold during 1999), 44 wholly owned Properties during 2000 (including one Property that was sold during 2000), and 43 wholly owned Properties during 2001. In addition, during 1999, the Partnership was a co-venturer in six separate joint ventures that owned and leased 12 Properties; and during 2000 and 2001, the Partnership was a co-venturer in seven separate joint ventures that owned and leased 12 Properties (including one Property that was sold in 2001) and one tenancy in common that owned and leased one Property. As of December 31, 2001, the Partnership owned, either directly, through joint venture or through tenancy in common arrangements, 55 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $21,100 to $200,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $3,438,766, $3,724,976, and $3,692,965, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties.

         Rental and earned income decreased during 2001 and 2000, each as compared to the previous year, due to the 2000 sale of the Property in Columbus, Ohio and the 1999 sales of several Properties, as described in "Capital Resources." In November 2000, the Partnership reinvested a portion of these net sales proceeds in a Property in Bristol, Virginia. The decrease in rental and earned income during 2000 was partially offset by the rental income earned by this Property. The Partnership reinvested the remaining net sales proceeds from the above sales in two separate joint venture arrangements and one Property with an affiliate as tenants-in-common. Therefore, the Partnership anticipates rental and earned income to remain at reduced amounts and net income earned by joint ventures to be at increased amounts, as described below.

         The decrease in rental and earned income during 2001 was also partially due to the fact that during 2001, the tenant of the Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property. In February 2002, the Partnership sold this Property to an unrelated third party, as described above in "Capital Resources." The Partnership intends to reinvest these sales proceeds in an additional Property.

         The decrease in rental and earned income during the years ended December 31, 2001 and 2000 was also partially due to the fact that the leases relating to the Properties in Houston, Texas and Marion, Ohio were amended to provide for rent reductions to the tenants. The Partnership does not anticipate that the rent reductions will have an adverse material effect on the financial position of the Partnership.

         In addition, the decrease during 2001 and 2000 was partially due to the fact that during 2000, Elias Brothers Restaurants, Inc., which leased one Property operated as a Big Boy, filed for bankruptcy and rejected its lease. As a result, this tenant ceased making rental payments. The Partnership will not recognize any rental and earned income from the vacant Property until a replacement tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         In June 1998 Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the nine Properties it leased. As a result, this tenant ceased making rental payments on the four rejected leases. In September 1999, Long John Silver's, Inc. rejected an additional lease and ceased making rental payments on the lease. The Partnership entered into new leases, each with a new tenant, for two of the five vacant Properties, one in Albemarle, North Carolina and one in Las Vegas, Nevada. In connection with the new leases, the tenant for each Property agreed to pay for all costs necessary to convert the Properties into different restaurant concepts. Conversion of both Properties was completed in March 1999, at which time rental payments commenced. During 2001, the new tenant of the Las Vegas, Nevada Property vacated the Property, as describe above. In May and November 1999, the Partnership sold two of the vacant Properties and invested the majority of the net sales proceeds in Bossier City Joint Venture and Duluth Joint Venture in November and December 1999, respectively, as described in "Capital Resources." The Partnership used the remaining net sales proceeds to pay Partnership liabilities. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases, and the Partnership has continued receiving rental payments relating to these four leases. The Partnership will not recognize any rental and earned income from the remaining vacant Property in Laurens, South Carolina until a replacement tenant for this Property is located or until the Property is sold and the proceeds from the sale are reinvested in an additional Property. At this time, there is no commitment to sell or re-lease this Property. The lost revenues resulting from the remaining vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         Rental and earned income were higher during 2000, as compared to 2001, due to the fact that during 2000, the Partnership collected and recognized as income approximately $175,700 in bankruptcy proceeds relating to Long John Silver's. Inc., which filed for bankruptcy during 1998 and rejected the leases relating to five Properties, as described above. No such amounts were recognized during 2001 or 1999.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $67,851, $47,437, and $49,928, respectively, in contingent rental income. The increase in contingent rental income during 2001, as compared to 2000, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         In addition, for the years ended December 31, 2001, 2000, and 1999, the Partnership earned $498,273, $266,023, and $373,434, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by these joint ventures during 2001, as compared to 2000, was partially due to the fact that in January 2000, the Partnership invested in Duluth Joint Venture with affiliates of the General Partners, for which rental payments commenced in October 2000. In addition, the increase in net income earned by the joint ventures was partially due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement. This resulted in a loss to the joint venture of approximately $84,500. In conjunction with the sale of its Property in Paris, Texas, Wood-Ridge Real Estate Joint Venture received $200,000 in consideration for the Partnership releasing the tenant from its obligations under the lease. As of December 31, 2001, the Partnership and the other joint venture partner had each received $400,000 representing a return of capital of the net sales proceeds. The Partnership used this return of capital to pay liabilities of the Partnership. Net income earned by these joint ventures was lower during 2000, as compared to 2001 and 1999, due to the fact that during 2000, the lease relating to the Property held by Melbourne Joint Venture, in which the Partnership owns a 50% interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during 2000, the joint venture stopped recording rental revenues. The joint venture will continue to pursue collection of past due rental amounts. In addition, during 2000, the joint venture recorded a provision for write-down of assets for this Property of approximately $219,100. The provision represented the difference between the net carrying value of the Property at December 31, 2000, and the General Partners' estimated net realizable value of the Property. No such provision was recorded during 2001 or 1999. The joint venture did not recognize any rental income until June 2001, at which time, the joint venture re-leased this Property to a new tenant. The lease terms for this Property are substantially the same as the Partnership's other leases. The decrease in net income earned by joint ventures during 2000, as compared to 1999, was partially offset by an increase in net income earned by joint ventures due to the Partnership investing in two joint venture arrangements in late 1999 and one Property in January 2000, as tenants-in-common, as described in "Capital Resources."

         During 2001, four lessees of the Partnership, (i) Flagstar Enterprises, Inc., (ii) Jack in the Box Inc., and Jack in the Box Eastern Division L.P. (affiliated under common control of Jack in the Box Inc.) (herein after referred to as "Jack in the Box Inc."), (iii) Checkers Drive-In Restaurants, Inc., and
(iv) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property held as tenants-in-common with an affiliate). As of December 31, 2001, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants; Jack in the Box Inc. was the lessee under leases relating to six restaurants; Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants, and Golden Corral Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, that these four lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, five Restaurant Chains, Hardee's, Denny's, Jack in the Box, Checkers, and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's total rental and earned income during 2001 (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property held as tenants-in-common with an affiliate). In 2002, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $37,355, $111,298, and $75,382, respectively in interest and other income. Interest and other income was higher during 2000, as compared to 2001 and 1999, due to the receipt of easement proceeds during 2000, and the fact that the Partnership earned interest income on net sales proceeds relating to the 1999 sales of several Properties pending the reinvestment of the net sales proceeds in additional Properties.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,538,147, $882,166, and $975,867 for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses during 2001, as compared to 2000, was partially due to the fact that during 2001, the Partnership recorded provisions for write-down of assets of $566,043 relating to the vacant Properties in Akron, Ohio, Laurens, South Carolina, and Las Vegas, Nevada, as described above. The provisions represented the difference between the carrying value of each Property and the General Partners' estimated net realizable value for each Property. In February 2002, the Partnership sold the Property in Las Vegas, Nevada to an unrelated third party, as described above in "Capital Resources." The decrease in operating expenses during 2000, as compared to 1999, was partially offset by the fact that during 2000, the Partnership recorded a provision for write-down of assets of $98,822, as compared to $27,211 during 1999, relating to the vacant Property in Laurens, South Carolina, described above. In addition, during 2000, the Partnership recorded a provision for write-down of assets of $41,997 relating to the vacant Property in Akron, Ohio, described above. The provisions represented the difference between the carrying value of each Property, including the accumulated accrued rental income balance and the General Partners' estimated net realizable value for each Property. The Partnership is currently seeking a replacement tenant or purchaser for the remaining vacant Property.

         During 2001, 2000, and 1999, the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the Properties whose leases were rejected by their respective tenants, as described above. Due to the fact that Long John Silver's, Inc. assumed and affirmed its four remaining leases, as described above, Long John Silver's, Inc. will be responsible for real estate taxes, insurance and maintenance relating to these Properties; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for these Properties in the future. The Partnership sold two of the five vacant Long John Silver's Properties and entered into new leases with new tenants for the Properties in Albemarle, North Carolina and Las Vegas, Nevada. The new tenant of the Albemarle, North Carolina Property is responsible for real estate taxes, insurance, and maintenance relating to the Property in accordance with the terms of its leases; therefore, the General Partners do not anticipate the Partnership will incur these expenses for this Property in the future. During 2001, the new tenant of the Las Vegas, Nevada Property vacated the Property and ceased restaurant operations, as described above. In February 2002, the Partnership sold this vacant Property, as described above in "Capital Resources." The Partnership will continue to incur certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the remaining vacant Properties in Laurens, South Carolina and Akron, Ohio until new tenants or purchasers are located. The Partnership is currently seeking replacement tenants or purchasers for these Properties.

         Operating expenses increased during 2001, as compared to 2000, due to the Partnership incurring additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business and due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. The decrease in operating expenses during 2000, as compared to 1999, was primarily due to the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger." No such amounts were incurred during 2001.

         As a result of Long John Silver's, Inc. filing for bankruptcy and rejecting several leases, as described above, during 1999, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount, which resulted in a loss on termination of direct financing lease, of $20,119 during 1999. No such loss was recorded during 2001 or 2000.

         As a result of the sales of several Properties as described above in "Capital Resources," the Partnership recognized a loss of $75,930 and $144,720 during 2000 and 1999, respectively. No Properties were sold during 2001.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the majority of the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, those that have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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


Item 7A.  Quantitative and qualitative Disclosures About Market Risk.

         Not applicable


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XIV, LTD
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants                       19
Financial Statements:
   Balance Sheets                                                        20
   Statements of Income                                                  21
   Statements of Partners' Capital                                       22
   Statements of Cash Flows                                           23-24
   Notes to Financial Statements                                      25-42

               Report of Independent Certified Public Accountants







To the Partners
CNL Income Fund XIV, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XIV, Ltd, (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles use and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 8, 2002, except for Note 12, as to which the date is March 5, 2002.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                               December 31,
                                                                   2001                            2000
                                                            --------------------            -------------------

                               ASSETS

Land and buildings on operating leases, net                        $ 23,789,156                   $ 24,460,091
Net Investment in direct financing leases                             6,315,829                      6,663,943
Investment in joint ventures                                          4,639,435                      5,055,505
Cash and cash equivalents                                             1,039,216                      1,038,555
Receivables, less allowance for doubtful accounts
     of $77,256 and $29,921, respectively                                80,044                        177,442
Due from related parties                                                  7,045                         18,745
Accrued rental income less allowance for doubtful
     accounts of $48,635 in 2001 and 2000                             2,335,450                      2,162,073
Other assets                                                             47,734                         56,233
                                                            --------------------            -------------------

                                                                   $ 38,253,909                   $ 39,632,587
                                                            ====================            ===================


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                    $    21,657                    $   75,746
Accrued and escrowed real estate taxes payable
                                                                         28,596                        28,426
Distributions payable                                                   928,130                       928,130
Due to related parties                                                   14,154                       130,423
Rents paid in advance and deposits                                      104,907                       101,406
Deferred rental income                                                   51,443                        55,012
                                                            --------------------          --------------------
        Total liabilities                                             1,148,887                     1,319,143

Commitment (Note 11)

Partners' capital                                                    37,105,022                    38,313,444
                                                          ----------------------          --------------------

                                                                  $  38,253,909                  $ 39,632,587
                                                          ======================          ====================

                See accompanying notes to financial statements.



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                  Year Ended December 31,
                                                                      2001                 2000                 1999
                                                                ------------------   -----------------    -----------------
Revenues:
    Rental income from operating leases                              $  2,773,144        $  3,018,716         $  2,876,498
    Earned income from direct financing leases                            665,622             706,260              816,467
    Contingent rental income                                               67,851              47,437               49,928
    Interest and other income                                              37,355             111,298               75,382
                                                                ------------------   -----------------    -----------------
                                                                        3,543,972           3,883,711            3,818,275
                                                                ------------------   -----------------    -----------------
Expenses:
    General operating and administrative                                  312,501             193,074              181,011
    Professional services                                                 135,923              38,158               46,238
    Management fees to related parties                                     38,742              40,255               39,473
    Real estate taxes                                                      33,612              13,873               22,148
    State and other taxes                                                  63,998              30,957               33,353
    Loss on termination of direct financing lease                              --                  --               20,119
    Depreciation and amortization                                         387,328             385,635              391,703
    Provision for write-down of assets                                    566,043             140,819               27,211
    Transaction costs                                                          --              39,395              214,611
                                                                ------------------   -----------------    -----------------
                                                                        1,538,147             882,166              975,867
                                                                ------------------   -----------------    -----------------

Income Before Loss on Sale of Assets and Equity
    in Earnings of Joint Ventures                                       2,005,825           3,001,545            2,842,408

Loss on Sale of Assets                                                         --             (75,930)            (144,720)

Equity in Earnings of Joint Ventures                                      498,273             266,023              373,434
                                                                ------------------   -----------------    -----------------

Net Income                                                           $  2,504,098        $  3,191,638         $  3,071,122
                                                                ==================   =================    =================

Allocation of Net Income:
     General partners                                                    $     --            $     --          $    31,522
     Limited partners                                                   2,504,098           3,191,638            3,039,600
                                                                ------------------   -----------------    -----------------
                                                                     $  2,504,098        $  3,191,638         $  3,071,122
                                                                ==================   =================    =================

Net Income Per Limited Partner Unit                                    $     0.56          $     0.71           $     0.68
                                                                ==================   =================    =================

Weighted Average Number of Limited Partner Units
     Outstanding                                                        4,500,000           4,500,000            4,500,000
                                                                ==================   =================    =================



                 See accompanying notes to financial statements.




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999


                                             General Partners                                           Limited Partners
                                  ---------------------------------------   ------------------------------------------------------
                                                         Accumulated                                               Accumulated
                                    Contributions          Earnings         Contributions      Distributions         Earnings
                                  ------------------   -----------------   ----------------   -----------------  -----------------

Balance, December 31, 1998              $     1,000         $   176,733      $  45,000,000       $ (17,848,445 )    $  17,530,381

    Distributions to limited
       partners ($0.83 per
       limited partner unit)                     --                  --                 --          (3,712,520 )               --
    Net income                                   --              31,522                 --                  --          3,039,600
                                  ------------------   -----------------   ----------------   -----------------  -----------------

Balance, December 31, 1999                    1,000             208,255         45,000,000         (21,560,965 )       20,569,981

    Distributions to limited
       partners ($0.83 per
       limited partner unit)                     --                  --                 --          (3,712,520 )               --
    Net income                                   --                  --                 --                  --          3,191,638
                                  ------------------   -----------------   ----------------   -----------------  -----------------

Balance, December 31, 2000                    1,000             208,255         45,000,000         (25,273,485 )       23,761,619

    Distributions to limited
       partners ($0.83 per
       limited partner unit)                     --                  --                 --          (3,712,520 )               --
    Net income                                   --                  --                 --                  --          2,504,098
                                  ------------------   -----------------   ----------------   -----------------  -----------------

Balance, December 31, 2001              $     1,000         $   208,255      $  45,000,000       $ (28,986,005 )    $  26,265,717
                                  ==================   =================   ================   =================  =================

  Limited Partners
   ---------------
    Syndication
       Costs            Total
   --------------    -------------

    $ (5,383,945 )    $39,475,724



              --       (3,712,520 )
              --        3,071,122
   --------------    -------------

      (5,383,945 )     38,834,326



              --       (3,712,520 )
              --        3,191,638
   --------------    -------------

      (5,383,945 )     38,313,444



              --       (3,712,520 )
              --        2,504,098
   --------------    -------------

    $ (5,383,945 )    $37,105,022
   ==============    =============


See accompanying note to financial statements.



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                   2001                2000                  1999
                                                             ------------------  ------------------    -----------------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
    Cash received from tenants                                    $  3,474,309        $  3,661,139         $  3,504,076
    Distributions from joint ventures                                  513,311             481,458              348,560
    Cash paid for expenses                                            (698,591)           (369,129)            (348,555)
    Interest received                                                   24,152              66,695               41,390
                                                             ------------------  ------------------    -----------------
        Net cash provided by operating activities                    3,313,181           3,840,163            3,545,471
                                                             ------------------  ------------------    -----------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                            --           1,631,947            1,844,601
    Additions to land and buildings on operating leases
                                                                            --          (1,879,324)                  --
    Investment in joint ventures                                            --            (769,498)            (665,821)
    Return of capital from joint venture                               400,000                  --                   --
    Decrease (increase) in restricted cash                                  --             384,096             (384,096)
    Payment of lease costs                                                  --                  --              (33,000)
                                                             ------------------  ------------------    -----------------
        Net cash provided by (used in) investing activities
                                                                       400,000            (632,779)             761,684
                                                             ------------------  ------------------    -----------------

Cash Flows from Financing Activities:
     Distributions to limited partners                              (3,712,520)         (3,712,520)          (3,712,520)
                                                             ------------------  ------------------    -----------------
        Net cash used in financing activities                       (3,712,520)         (3,712,520)          (3,712,520)
                                                             ------------------  ------------------    -----------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                           661            (505,136)             594,635

Cash and Cash Equivalents at Beginning of Year                       1,038,555           1,543,691              949,056
                                                             ------------------  ------------------    -----------------

Cash and Cash Equivalents at End of Year                          $  1,039,216        $  1,038,555         $  1,543,691
                                                             ==================  ==================    =================

                See accompanying notes to financial statements.



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Year Ended December 31,
                                                                    2001                 2000                 1999
                                                              -----------------    -----------------    -----------------

Reconciliation of Net Income to Net Cash Provided by
    Operating Activities

       Net income                                                  $ 2,504,098          $ 3,191,638          $ 3,071,122
                                                              -----------------    -----------------    -----------------
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Loss on termination of direct financing lease                    --                   --               20,119
           Depreciation                                                382,996              381,303              387,123
           Amortization                                                  4,332                4,332                4,580
           Equity in earnings of joint ventures, net of
              distributions                                             15,038              215,799              (24,874 )
           Loss on sale of assets                                           --               75,930              144,720
           Provision for write-down of assets                          566,043              140,819               27,211
           Decrease in net investment in direct financing
              leases                                                   136,255              115,699              107,236
           Decrease (increase) in receivables                           97,398              (91,359 )            (47,175 )
           Decrease (increase) in due from related parties
                                                                        11,700              (13,705 )             (5,040 )
           Increase in accrued rental income                          (239,622 )           (248,177 )           (306,683 )
           Increase in other assets                                      5,199              (12,688 )             (9,004 )
           Increase (decrease) in accounts payable and
              accrued and escrowed real estate taxes payable           (53,919 )            (62,097 )            145,494
           Increase (decrease) in due to related parties              (116,269 )             53,447               51,544
           Increase (decrease) in rents paid in advance and
              deposits                                                     (68 )             89,222              (20,902 )
                                                              -----------------    -----------------    -----------------
                Total adjustments                                      809,083              648,525              474,349
                                                              -----------------    -----------------    -----------------

Net Cash Provided by Operating Activities                          $ 3,313,181          $ 3,840,163          $ 3,545,471
                                                              =================    =================    =================

Supplemental Schedule of Non-Cash Financing Activities:

   Distributions declared and unpaid at December 31                 $  928,130           $  928,130           $  928,130
                                                              =================    =================    =================

                See accompanying notes to financial statements.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies:
         --------------------------------

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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Borne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, Melbourne Joint Venture, CNL Kingston Joint Venture, Bossier City Joint Venture, Duluth Joint Venture and a property in Niles, Illinois held as tenants-in-common with an affiliate using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include lease incentive costs and brokerage and legal fees associated with negotiating new leases, which are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated the related lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for tax reporting purposes.

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                             2001                2000
                                        -----------------    ----------------

      Land                                  $ 15,112,888        $ 15,324,747
      Buildings                               11,244,002          11,320,082
                                        -----------------    ----------------
                                              26,356,890          26,644,829

      Less accumulated depreciation           (2,567,734 )        (2,184,738 )
                                        -----------------    ----------------

                                            $ 23,789,156        $ 24,460,091
                                        =================    ================

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         During the year ended December 31, 2000, the Partnership recorded a provision for write-down of assets in the amount of $98,822 relating to a Long John Silver's Property. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the property at December 31, 2000 and the general partners' estimated net realizable value for the property. During 2001, the Partnership increased the provision for write-down of assets by $39,096. The total provision represented the difference between the carrying value of the property at December 31, 2001 and the general partners' estimated net realizable value of the property.

         In September 2000, the Partnership sold its property in Columbus, Ohio and received net sales proceeds of $1,631,947, resulting in a loss of $75,930. In November 2000, the Partnership reinvested these net sales proceeds in a property in Bristol, Virginia (see Note 8).

         During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets in the amount of $36,984 relating to the property located in Akron, Ohio. The tenant for this property filed for bankruptcy and ceased payments of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the property at December 31, 2001 and the general partners' estimated net realizable value for the property.

         In addition, at June 30, 2001, the Partnership recorded a provision for write-down of assets of $278,104 relating to the property located in Las Vegas, Nevada. The tenant of this property vacated the property and ceased operations. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income balance and the general partners' estimated net realizable value for the property. In February 2002, the Partnership sold this property to an unrelated third party (see Note 12).

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                    2002                                      $  2,552,633
                    2003                                         2,592,135
                    2004                                         2,743,616
                    2005                                         2,787,467
                    2006                                         2,808,967
                    Thereafter                                  20,218,002
                                                      ---------------------

                                                             $  33,702,820
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

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                    2001              2000
                                                --------------    -------------

      Minimum lease payments receivable
                                                $ 11,011,148      $ 12,016,087
      Estimated residual values                    2,052,866         2,156,574
      Less unearned income                        (6,748,185  )     (7,508,718 )
                                                --------------    -------------

      Net investment in direct financing leases  $ 6,315,829       $ 6,663,943
                                                ==============    =============

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                      2002                                     $  854,130
                      2003                                        857,792
                      2004                                        865,117
                      2005                                        865,117
                      2006                                        868,279
                      Thereafter                                6,700,713
                                                         -----------------

                                                             $ 11,011,148
                                                         =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         At June 30, 2001, the Partnership recorded a provision for write-down of assets of $211,859 for an impairment of the carrying value of the property in Las Vegas, Nevada, due to the fact that the tenant of this property vacated the property and ceased restaurant operations. The provision represented the difference between the carrying value of the property and the general partners' estimated net realizable value for the property. In February 2002, the Partnership sold this property to an unrelated third party (see Note 12).

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership owns a 50%, 72.2%, 50%, 39.94%, 50%, 11% and 44%
         interest in the profits and losses of Attalla Joint Venture, Salem Joint Venture, Wood-Ridge Real Estate Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, and Duluth Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In January 2000, the Partnership used the majority of the net sales proceeds it received from the 1999 sale of a property in Houston, Texas, to acquire an interest in a Baker's

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         Square property in Niles, Illinois, as tenants-in-common, with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the general partners. As of December 31, 2001, the Partnership owned a 26% interest in this property.

         During 2000, the lease associated with the property owned by Melbourne Joint Venture had been amended to provide for rent reductions due to financial difficulties the tenant was experiencing. As a result, Melbourne Joint Venture reclassified the building portion of the asset from net investment in direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," Melbourne Joint Venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on the reclassification of the direct financing lease was recorded. As of December 31, 2000, Melbourne Joint Venture recorded a provision for write-down of assets totaling approximately $219,100 due to the fact that the operator of its property vacated the property and discontinued operations. The provision represented the difference between the property's carrying value at December 31, 2000 and the general partners' estimated net realizable value of the property. In June 2001, the Partnership released this property to a new tenant.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of December 31, 2001, the Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         As of December 31, 2001, Attalla Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, Duluth Joint Venture, and the Partnership and an affiliate, as tenants-in-common, each owned and leased one property, and Wood-Ridge Real Estate Joint Venture owned and leased five properties, to operators of fast-food or family-style restaurants. The following presents the condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at December 31:

                                                         2001           2000
                                                      --------------  -------------

          Land and buildings on operating leases, net   $ 9,255,329    $11,173,080
          Net investment in direct financing leases       1,200,282        351,555
          Cash                                              141,460         96,732
          Receivables                                        66,676         29,955
          Accrued rental income                             513,697        380,924
          Other assets                                       16,859         18,074
          Liabilities                                       144,332        170,367
          Partners' capital                              11,049,971     11,879,953
          Revenues                                        1,288,188      1,152,258
          Provision for loss in assets                           --        219,053
          Net income                                      1,157,684        661,064

         The Partnership recognized income totalling $498,273, $266,023, and $373,434, for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures.

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         From inception through December 31, 1999, generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from a sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95% to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a sale of properties, in liquidation of the Partnership will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors,
         (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However,

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions:
         -----------------------------

         if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         During each of the years ended December 31, 2001, 2000 and 1999, the Partnership declared distributions to the limited partners of $3,712,520. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2001              2000             1999
                                                                --------------    --------------  ---------------

             Net income for financial reporting purposes         $ 2,504,098       $ 3,191,638      $ 3,071,122

             Loss on lease termination of direct financing
                  leases                                                  --                --           20,119

             Depreciation for tax reporting purposes in
                  excess of depreciation for financial
                  reporting purposes                                 (49,054  )        (44,656  )       (58,526  )

             Equity in earnings of joint ventures for tax
                  reporting purposes in excess of (less than)
                  equity in earnings of joint ventures for
                  financial reporting purposes                        (6,710  )        133,500          (79,904  )

             Gain on sale of assets for tax reporting
                  purposes in excess of gain for financial
                  reporting purposes                                      --           138,725           37,025

             Provision for write-down of assets                      566,043           140,819           27,211

             Direct financing leases recorded as operating
                  leases for tax reporting purposes                  136,255           115,699          107,236

             Allowance for doubtful accounts                          47,335            23,218            5,598

             Accrued rental income                                  (239,622  )       (248,177  )      (306,683  )

             Capitalization (deduction) of transaction
                  costs for tax reporting purposes                        --          (239,842  )       214,611

             Rents paid in advance                                   (30,637  )         77,385          (28,232  )

             Deferred rental income                                   (3,570  )             --               --

             Other                                                     1,032             1,920              566
                                                                --------------    --------------  ---------------

             Net income for federal income tax purposes          $ 2,925,170       $ 3,290,229      $ 3,010,143
                                                                ==============    ==============  ===============

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights in and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisors shall determine. The Partnership incurred management fees of $38,742, $40,255, and $39,473, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2001, 2000, and 1999, the Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $234,884, $109,991, and $142,557, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         During 1999, the Partnership sold its property in Kansas City, Missouri to Commercial Net Lease Realty, Inc., an affiliate of the general partners, for $270,000 and received net sales proceeds of $268,450, resulting in a gain of $20,718.

         During 2000, the Partnership acquired a 26% interest in a property from CNL BB Corp., an affiliate of the general partners, for which the property had a total purchase price of $1,223,500. The property acquired during 2000 is being held as tenants-in-common, with CNL Income Fund VI, Ltd. ("CNL VI"), a Florida limited partnership, an affiliate of the general partners (see Note 5). CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL VI as tenants-in-common. The total purchase price paid by the Partnership and CNL VI represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         During 2000, the Partnership acquired a property in Bristol, Virginia for a purchase price of approximately $1,879,300 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         The due to related parties at December 31, 2001 and 2000, totaled $14,154 and $130,423, respectively.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


9.       Concentration of Credit Risk:
         ----------------------------

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

                                                    2001                 2000                1999
                                               ----------------     ----------------    ----------------

           Jack in the Box Inc. (formerly
               Foodmaker, Inc.)                     $ 544,315            $ 577,253           $ 572,503
           Checkers Drive-In
                Restaurants, Inc.                     549,759              540,233             603,070
           Golden Corral Corporation                  491,463              548,433             534,997
           Flagstar Enterprises, Inc.                 425,666              424,211             425,409
           Long John Silver's, Inc.                       N/A                  N/A             433,701

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held as tenants-in-common with an affiliate) for each of the years ended December 31:

                                                          2001                 2000                1999
                                                     ----------------     ----------------    ----------------

           Golden Corral Family Steakhouse
              Restaurants                                 $ 689,256            $ 548,433           $ 534,997
           Denny's                                          563,851              526,651             615,893
           Checkers Drive-In Restaurants                    549,759              540,233             603,070
           Jack in the Box                                  544,315              577,253             572,503
           Hardee's                                         390,736              424,211             425,409
           Long John Silver's                                   N/A                  N/A             433,701

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and chain did not represent more than ten percent of the Partnership's total rental and earned income.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

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

10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

               2001 Quarter                 First            Second            Third             Fourth            Year
       -----------------------------    --------------    --------------    -------------     -------------    -------------

       Revenues (1)(2)                      $ 981,644        $1,068,542        $ 993,962         $ 998,097       $4,042,245
       Net income                             644,260           304,995          766,395           788,448        2,504,098
       Net income per limited
           partner unit                          0.14              0.07             0.17              0.18             0.56

               2000 Quarter                 First            Second            Third             Fourth            Year
       -----------------------------    --------------    --------------    -------------     -------------    -------------

       Revenues (1)(2)                     $1,132,075          $887,799         $966,910        $1,162,950       $4,149,734
       Net income                             872,548           686,940          634,881           997,269        3,191,638
       Net income per limited
           partner unit                          0.19              0.15             0.14              0.23             0.71


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


10.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

         (1) Revenues include equity in earnings of the joint ventures.

         (2) Revenues have been adjusted to reclassify any reversals of accrued rental income to provision for write-down of assets. This reclassification had no effect on total net income.

11.      Commitment:
         ----------

         In October 2001, the Partnership entered into an agreement with an unrelated third party to sell the property in Las Vegas, Nevada. In February 2002, the Partnership sold this property (see Note 12).

12.      Subsequent Events:
         -----------------

         In February 2002, the Partnership sold its property in Las Vegas, Nevada, to an unrelated third party for $1,200,000 and received net sales proceeds of approximately $1,141,800, resulting in a gain of approximately $497,700. In March 2002, the Partnership reinvested these net sales proceeds in a property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquire this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                Amount Incurred
      Type of Compensation                                                                        For the Year
         and Recipient                            Method of Computation                     Ended December 31, 2001
---------------------------------      ---------------------------------------------     -------------------------------

Reimbursement  to affiliates for       Operating  expenses  are  reimbursed  at the      Accounting and administrative
operating expenses                     lower of cost or 90% of the prevailing  rate      services: $234,884
                                       at which comparable services could have
                                       been obtained in the same  geographic  area.
                                       Affiliates of the General Partners from
                                       time to time incur certain operating
                                       expenses on behalf of the Partnership for
                                       which   the   Partnership   reimburses   the
                                       affiliates without interest.

Annual management fee to               One  percent  of the sum of  gross  revenues              $38,742
affiliate                              from   Properties   wholly   owned   by  the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of joint
                                       ventures in which the Partnership is a
                                       co-venturer.   The  management   fee,  which
                                       will not exceed competitive fees for
                                       comparable services in the same geographic
                                       area,  may or may not be taken,  in whole or
                                       in  part  as  to  any  year,   in  the  sole
                                       discretion of affiliates of the General
                                       Partners.   All  or  any   portion   of  the
                                       management  fee not  taken as to any  fiscal
                                       year shall be deferred without interest and
                                       may be taken in such  other  fiscal  year as
                                       the affiliates shall determine.

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






                                                                                                Amount Incurred
      Type of Compensation                                                                        For the Year
         and Recipient                            Method of Computation                     Ended December 31, 2001
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

                                       General Partners' deferred, A deferred,
                                       subordinated share equal to $-0-
                                       subordinated share of five percent of
                                       Partnership distributions Partnership net
                                       sales proceeds of such net sales proceeds,
                                       subordinated to from a sale or sales
                                       not in certain minimum returns to the Limited
                                       liquidation of the Partnership Partners.

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

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the Years Ended December 31, 2001,
                    2000, and 1999

                  Statements of Partners' Capital for the Years Ended December
                    31, 2001, 2000, and 1999

                  Statements of Cash Flows for the Years Ended December 31,
                    2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2001, 2000, and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                       Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2002.


                                       CNL INCOME FUND XIV, LTD.

                                       By:      CNL REALTY CORPORATION
                                                General Partner

                                                /s/ Robert A. Bourne
                                                ------------------------------
                                                ROBERT A. BOURNE, President


                                       By:      ROBERT A. BOURNE
                                                General Partner

                                                /s/ Robert A. Bourne
                                                ------------------------------
                                                ROBERT A. BOURNE


                                       By:      JAMES M. SENEFF, JR.
                                                General Partner

                                                /s/ James M. Seneff, Jr.
                                                ------------------------------
                                                JAMES M. SENEFF, JR.

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

               Signature                                  Title                                  Date
               ---------                                  -----                                  ----



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 21, 2002
------------------------------------     (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)



/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 21, 2002
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999

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

  1999        Allowance for
                  doubtful
                  accounts (a)        $  13,727          $    --         $   6,563 (b)       $   -- (c)     $   (965 )    $ 19,325
                                  ==============  ===============     =============    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)        $  19,325       $   36,750         $  44,907 (b)       $   -- (c)    $ (22,426 )    $ 78,556
                                  ==============  ===============     =============    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $  78,556       $   11,945         $  64,296 (b)    $  28,906 (c)       $   --     $ 125,891
                                  ==============  ===============     =============    =============     ============  ============


(a)    Deducted from receivables and accrued rental income on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.

                                        CNL INCOME FUND XIV, LTD.
                                    (A Florida Limited Partnership)
                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          December 31, 2001


                                                        Costs Capitalized
                                                           Subsequent To
                                        Initial Cost       Acquisition
                                    ------------------- ----------------
                         Encum-               Buildings Improve- Carrying
                         brances      Land     Improvemenments   Costs
                         -------    --------- ------------------ ------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
     Fayetteville, North Ca-olina (k$605,712         -        -      -

    Burger King Restaurant:
     Alliance, Ohio        -         210,290         -        -      -

    Checkers Drive-In Restaurants:
     Boynton Beach, Florida-         501,606         -        -      -
     Chamblee, Georgia     -         332,737         -        -      -
     Delray Beach, Florida -         193,110         -        -      -
     Foley, Alabama        -         197,821         -        -      -
     Huntsville, Alabama   -         362,907         -        -      -
     Merriam, Kansas       -         305,896         -        -      -
     Norcross, Georgia     -         474,262         -        -      -
     Orlando, Florida      -         559,646         -        -      -
     Pensacola, Florida    -         296,726         -        -      -
     Suwannee, Georgia     -         269,643         -        -      -
     St. Petersburg, Florid-         338,396         -        -      -
     Coral Springs, Florida-         421,221         -        -      -

    Denny's Restaurants:
     Bullhead City, Arizona-         282,086   623,778  152,416      -
     Topeka, Kansas        -         420,446         -        -      -
     Tempe, Arizona        -         881,047         -        -      -
                           -
    El Ranchito Restaurant:
     Albemarle, North Carol-na (o)   214,623   370,149        -      -

    Golden Corral Family
     Steakhouse Restaurants:
     Burlington, North Caro-ina      931,962         -  975,218      -
     Wilson, North Carolina-         415,390         -  833,156      -
     Greeley, Colorado     -         303,170         -  965,024      -
     Bristol, Virginia (n) -         733,334  1,145,990       -      -

    Hardee's  Restaurants:
     Franklin, Tennessee   -         201,441   423,569        -      -
     Nashville, Tennessee  -         315,087         -        -      -
     Antioch, Tennessee    -         296,341   485,974        -      -
     Batesville, Mississipp-         186,404   453,720        -      -
     Jacksonville, Florida -         385,903   409,773        -      -

    Jack in the Box Restaurants:
     Mesquite, Texas       -         449,442   528,882        -      -
     Plano, Texas          -         423,092   467,253        -      -
     Farmers Branch, Texas -         465,235   525,470        -      -
     Fort Worth, Texas     -         297,688   551,394        -      -
     Fort Worth, Texas     -         257,393   419,245        -      -

    Long John Silver's Restaurants:
     Apopka, Florida       -         320,435         -        -      -
     Houston, Texas        -         411,403         -        -      -
     Houston, Texas(i)     -         342,971   475,749        -      -
     Marion, Ohio          -         321,032         -        -      -
     Laurens, South Carolin- (j)(l)   96,753   386,284        -      -

    Other Restaurants:
     Marietta, Georgia     -         332,418         -        -      -
     Albemarle, North Carol-na       202,363   447,278        -      -
     Akron, Ohio (h)       -         246,431   805,793        -      -
     Las Vegas, Nevada (p) -         520,884         -        -      -
                                    --------- --------- -------- ------

                                    $15,324,74$8,520,301$2,925,814   -
                                    ========= ========= ======== ======

Property of Joint Venture in
   Which the Partnership has a
   50% Interest and has
   Invested in Under an
   Operating Lease:

        Hardee's Restaurant:
         Attalla, Alabama  -        $196,274  $434,428        -      -
                                    ========= ========= ======== ======

Properties of Joint Venture in
   Which the Partnership has a
   50% Interest and has Invested
   in Under Operating Leases:

        Boston Market Restaurants:
         Matthews, North Ca-olina    409,942   737,391        -      -
         Raleigh, North Car-lina     518,507   542,919        -      -

        Taco Bell Restaurant:
           Anniston, Alabam-         173,395   329,202        -      -

     Other Restaurants:
         Murfreesboro, Tenn-ssee     398,313         -        -      -
         Blaine, Minnesota -         253,934   531,509        -      -
                                    --------- --------- -------- ------

                                    $1,754,091$2,141,021      -      -
                                    ========= ========= ======== ======

Property of Joint Venture in
  Which the Partnership has a
  72.2% Interest and has
  Invested in Under an
  Operating Lease:

        Denny's Restaurant:
         Salem, Ohio       -        $131,762         -        -      -
                                    ========= ========= ======== ======

Property of Joint Venture in
   Which the Partnership has a
   39.94% Interest and has
   Invested in Under an
   Operating Lease:

        Taco Bell Restaurant:
         Kingston, Tennesse-        $189,452         -  $328,445     -
                                    ========= ========= ======== ======

Property of Joint Venture in
  Which the Partnership has a
  50% Interest and has
  Invested in Under an
  Operating Lease:

        Denny's Restaurant:
         Melbourne, Florida-(m)     $438,973  $639,141        -      -
                                    ========= ========= ======== ======

Property of Joint Venture in
   Which the Partnership has a
   11% Interest and has
   Invested in Under an
   Operating Lease:

     IHOPaRestaurantstaurants:
          Bossier City, Lou-siana   $453,016  $866,192        -      -
                                    ========= ========= ======== ======

Property of Joint Venture in
   Which the Partnership has a
   44% Interest and has
   Invested in Under an
   Operating Lease:

     RoadhouseeGrillsRestaurant:
          Duluth, Georgia  -        $1,078,469       -        -      -
                                    ========= ========= ======== ======

Property of Tenants-in-Common
  in Which the Partnership has
  a 26% Interest and
  has Invested in Under an
  Operating Lease:

     Baker's Square
        Niles, Illinois (n)-        $664,944  $838,434        -      -
                                    ========= ========= ======== ======

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

        Bennigan's Restaurant:
          Fayetteville, Nor-h Carolina (k) -  $931,239        -      -

        Burger King Restaurant:
          Alliance, Ohio   -               -   535,949        -      -

        Denny's Restaurants:
          Winslow, Arizona -         199,767   788,202        -      -
          Topeka, Kansas   -               -         -  489,014      -
          Tempe, Arizona   -               -         -  585,382      -

        Hardee's Restaurants:
          Nashville, Tennes-ee             -   553,400        -      -

        Jack in the Box Restaurant:
          Shreveport, Louis-ana      240,811   848,338        -      -

        Long John Silver's Restaurants:
          Apopka, Florida  -               -   506,493        -      -
          Houston, Texas   -               -   449,633        -      -
          Marion, Ohio     -               -   463,504        -      -

     Other Restaurant:
          Las Vegas, Nevada-(p)        -       565,680        -      -
                                    --------- --------- -------- ------

                                    $440,578  $5,642,438$1,074,396   -
                                    ========= ========= ======== ======

Property of Joint Venture in
    Which the Partnership has
    a 72.2% Interest and has
    Invested in Under a Direct
    Financing Lease:

        Denny's Restaurant:
          Salem, Ohio      -               -         -  $371,836     -
                                    ========= ========= ======== ======




     Gross Amount at Which                                Life on Which
 Carried at Close of Period (c)                           Depreciation in
-------------------------------              Date          Latest Income
              Buildings and      Accumulatedof ConDate      Statement is
  Land      ImprovementTotal     DepreciatiostructAcquired   Computed
----------  -------------------  ---------------------------------------






 $605,712         (g) $605,712         (e)  1983  10/98     (e)


  210,290         (g)  210,290         (e)  1994  07/94     (e)


  501,606          -   501,606         (d)   -    03/94     (d)
  332,737          -   332,737         (d)   -    03/94     (d)
  193,110          -   193,110         (d)   -    03/94     (d)
  197,821          -   197,821         (d)   -    03/94     (d)
  362,907          -   362,907         (d)   -    03/94     (d)
  305,896          -   305,896         (d)   -    03/94     (d)
  474,262          -   474,262         (d)   -    03/94     (d)
  559,646          -   559,646         (d)   -    03/94     (d)
  296,726          -   296,726         (d)   -    03/94     (d)
  269,643          -   269,643         (d)   -    03/94     (d)
  338,396          -   338,396         (d)   -    03/95     (d)
  421,221          -   421,221         (d)   -    03/95     (d)


  282,086    776,194  1,058,280   209,039   1988  09/93     (b)
  420,446         (g)  420,446         (e)  1994  10/93     (e)
  881,047         (g)  881,047         (e)  1994  11/93     (e)


  214,623    370,149   584,772     50,793   1994  04/94     (o)



  931,962    975,218  1,907,180   260,147   1993  10/93     (b)
  415,390    833,156  1,248,546   227,869   1993  10/93     (b)
  303,170    965,024  1,268,194   226,847   1994  08/94     (b)
  733,334   1,145,990 1,879,324    44,566   2000  11/00     (b)


  201,441    423,569   625,010    114,979   1993  11/93     (b)
  315,087         (g)  315,087         (e)  1993  11/93     (e)
  296,341    485,974   782,315    131,918   1993  11/93     (b)
  186,404    453,720   640,124    121,738   1993  12/93     (b)
  385,903    409,773   795,676    109,946   1993  12/93     (b)


  449,442    528,882   978,324    143,567   1992  11/93     (b)
  423,092    467,253   890,345    125,899   1992  11/93     (b)
  465,235    525,470   990,705    141,565   1988  12/93     (b)
  297,688    551,394   849,082    147,592   1992  12/93     (b)
  257,393    419,245   676,638    112,947   1983  12/93     (b)


  320,435         (g)  320,435         (e)  1994  03/94     (e)
  411,403         (g)  411,403         (e)  1993  03/94     (e)
  342,971    475,749   818,720     43,531   1994  04/94     (j)
  321,032         (g)  321,032         (e)  1994  06/94     (e)
   96,753    221,155   317,908     28,726   1994  03/94     (j)


  332,418          -   332,418         (d)   -    03/94     (d)
  202,363    447,278   649,641    123,165   1992  09/93     (b)
  246,431    768,809  1,015,240   202,900   1993  10/93     (b)
  309,025         (g)  309,025         (e)  1994  07/94     (e)
----------  --------- ---------  ---------

$15,112,888 $11,244,00$26,356,890$2,567,734
==========  ========= =========  =========








 $196,274   $434,428  $630,702   $116,561   1993  11/93     (b)
==========  ========= =========  =========








  409,942    737,391  1,147,333   128,544   1994  10/96     (b)
  518,507    542,919  1,061,426    94,643   1994  10/96     (b)


  173,395    329,202   502,597     54,614   1993  01/97     (b)


  398,313          -   398,313         (d)  1996  10/96     (d)
  253,934    531,509   785,443     92,654   1996  10/96     (b)
----------  --------- ---------  ---------

$1,754,091  $2,141,021$3,895,112 $370,455
==========  ========= =========  =========








 $131,762         (g) $131,762         (e)  1991  03/95     (e)
==========            =========








 $189,452   $328,445  $517,897    $44,765   1997  11/97     (b)
==========  ========= =========  =========








 $438,973   $420,088  $859,061     30,295   1998  04/98     (m)
==========  ========= =========  =========








 $453,016   $866,192  $1,319,208  $62,288   1998  11/99     (b)
==========  ========= =========  =========








$1,078,469         -  $1,078,469        -   2000  12/99     (b)
==========  ========= =========  =========








 $664,944   $838,434  $1,503,378  $55,896   2000  01/00     (b)
==========  ========= =========  =========






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


        -         (g)       (g)        (e)  1994  07/94     (e)









        -         (g)       (g)        (e)  1991  03/95     (e)



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001

(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999 are summarized as follows:

                                                                                             Accumulated
                                                                         Cost               Depreciation
                                                                   -----------------      --------------------

          Properties the Partnership has invested in Under
               Operating Leases:

              Balance, December 31, 1998                               $ 28,220,513           $   1,674,094
              Dispositions                                               (1,987,957 )               (58,344 )
              Reclassified from direct financing lease                      958,786                      --
              Reclassified to direct financing lease                       (582,177 )                    --
              Provision for write-down of assets                            (27,211 )                    --
              Depreciation expense                                               --                 387,123
                                                                   -----------------      ------------------

              Balance, December 31, 1999                                 26,581,954               2,002,873
              Acquisitions                                                1,879,324                      --
              Dispositions                                               (1,717,627 )              (199,438 )
              Provision for write-down of assets                            (98,822 )                    --
              Depreciation expense                                               --                 381,303
                                                                   -----------------      ------------------

              Balance, December 31, 2000                                 26,644,829               2,184,738
              Provision for write-down of assets                           (287,939 )                    --
              Depreciation expense                                               --                 382,996
                                                                   -----------------      ------------------

              Balance, December 31, 2001                               $ 26,356,890           $   2,567,734
                                                                   =================      ==================

          Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1998                                $   630,702             $    73,118
              Depreciation expense                                               --                  14,481
                                                                   -----------------      ------------------

              Balance, December 31, 1999                                    630,702                  87,599
              Depreciation expense                                               --                  14,481
                                                                   -----------------      ------------------

              Balance, December 31, 2000                                    630,702                 102,080
              Depreciation expense                                               --                  14,481
                                                                   -----------------      ------------------

              Balance, December 31, 2001                                $   630,702            $    116,561
                                                                   =================      ==================

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                            Accumulated
                                                                        Cost               Depreciation
                                                                  -----------------      ------------------

         Properties of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under
            Operating Leases:

              Balance, December 31, 1998                              $  4,883,784            $    207,269
              Depreciation expense                                              --                  94,203
                                                                  -----------------      ------------------

              Balance, December 31, 1999                                 4,883,784                 301,472
              Depreciation expense                                              --                  94,203
                                                                  -----------------      ------------------

              Balance, December 31, 2000                                 4,883,784                 395,675
              Dispositions                                                (988,672 )              (104,199 )
              Depreciation expense                                              --                  78,979
                                                                  -----------------      ------------------

              Balance, December 31, 2001                              $  3,895,112            $    370,455
                                                                  =================      ==================

         Properties of Joint Venture in Which the Partnership has a 72.2%
            Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1998                               $   131,762               $      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------

              Balance, December 31, 1999                                   131,762                      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------

              Balance, December 31, 2000                                   131,762                      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------

              Balance, December 31, 2001                               $   131,762               $      --
                                                                  =================      ==================






                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                         Accumulated
                                                                    Cost                Depreciation
                                                               ----------------       ------------------

      Property of Joint Venture in Which the Partnership has a 39.94% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                             $   517,897              $    11,921
            Depreciation expense                                            --                   10,948
                                                               ----------------       ------------------

            Balance, December 31, 1999                                 517,897                   22,869
            Depreciation expense                                            --                   10,948
                                                               ----------------       ------------------

            Balance, December 31, 2000                                 517,897                   33,817
            Depreciation expense                                            --                   10,948
                                                               ----------------       ------------------

            Balance, December 31, 2001                             $   517,897              $    44,765
                                                               ================       ==================

      Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                            $  1,042,865               $      937
            Reclassified to a direct financing lease                  (603,892 )                   (937 )
            Depreciation expense                                            --                       --
                                                               ----------------       ------------------

            Balance, December 31, 1999                                 438,973                       --
            Reclassified from a direct financing lease                 639,141                       --
            Provision for write-down of assets                        (219,053 )                     --
            Depreciation Expense                                            --                   16,219
                                                               ----------------       ------------------

            Balance, December 31, 2000                                 859,061                   16,219
            Depreciation Expense                                            --                   14,076
                                                               ----------------       ------------------

            Balance, December 31, 2001                             $   859,061              $    30,295
                                                               ================       ==================





                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                         Accumulated
                                                                    Cost                Depreciation
                                                               ----------------       ------------------

      Property of Joint Venture in Which the Partnership has a 11% Interest and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                  $    --                 $     --
           Acquisition                                               1,319,208                       --
           Depreciation expense                                             --                    4,542
                                                                ---------------        -----------------

           Balance, December 31, 1999                                1,319,208                    4,542
           Depreciation expense                                             --                   28,873
                                                                ---------------        -----------------

           Balance, December 31, 2000                                1,319,208                   33,415
           Depreciation expense                                             --                   28,873
                                                                ---------------        -----------------

           Balance, December 31, 2001                              $ 1,319,208               $   62,288
                                                                ===============        =================

      Property of Joint Venture in Which the Partnership has a 44% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                 $    --                 $     --
            Acquisition                                              1,083,153                       --
            Depreciation expense                                            --                       --
                                                                ---------------        -----------------

            Balance, December 31, 1999                               1,083,153                       --
            Acquisition                                                865,184                       --
            Depreciation Expense                                            --                    7,210
                                                                ---------------        -----------------

            Balance, December 31, 2000                               1,948,337                    7,210
            Reclassified to a direct financing lease                  (869,868  )                (7,210  )
            Depreciation expense                                            --                       --
                                                                ---------------        -----------------

            Balance, December 31, 2001                             $ 1,078,469                 $     --
                                                                ===============        =================




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                         Accumulated
                                                                     Cost                Depreciation
                                                                ---------------        -----------------

      Property held as Tenant-in-Common in Which the Partnership has a 26% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                 $    --                 $     --
            Acquisitions                                             1,503,378                       --
            Depreciation Expense                                            --                   27,948
                                                                ---------------        -----------------

            Balance, December 31, 2000                               1,503,378                   27,948
            Depreciation expense                                            --                   27,948
                                                                ---------------        -----------------

            Balance, December 31, 2001                             $ 1,503,378               $   55,896
                                                                ===============        =================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years. All of the leases are treated as operating leases for federal income tax purposes.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $32,470,424 and $11,078,889, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

(e) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(h) Effective August 1994, the lease for this Property was terminated, resulting in the lease being reclassified as an operating lease. The undepreciated cost of the Property in Akron, Ohio was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $36,984 at December 31, 2001. The tenant of this Property filed for bankruptcy and ceased payments of rents under its lease. The impairment at December 31, 2001 represented the difference between the Property's carrying value and the General Partners' estimated net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(i) Effective October 1999, the lease for this property was amended, resulting in the reclassification of the land and building portions of the lease to an operating lease. The building was recorded at net book value and depreciated over its estimated remaining life of approximately 24.5 years.

(j) Effective August 1999, the lease for this Property was terminated, resulting in the reclassification of the land and building portions of the lease to an operating lease. The land and building were recorded at net book value and the building is being depreciated over its estimated life remaining of approximately 25 years.

(k) During the year ended December 31, 1998, the Partnership purchased land and building from CNL First Corp., an affiliate of the General Partners, for an aggregate cost of $1,537,000.

(l) The undepreciated cost of the Property in Laurens, South Carolina was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $39,096, $98,822, and $27,211 at December 31, 2001, 2000, and 1999, respectively. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The impairments at December 31, 2001, 2000, and 1999 represented the difference between the Property's carrying value and the General Partners' estimated net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(m) Effective February 2000, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and is being depreciated over its estimated remaining life of approximately 29 years.

(n) During the year ended December 31, 2000, the Partnership purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,879,300. In addition, during the year ended December 31, 2000, the Partnership and an affiliate, as tenants-in-common, purchased a Property from CNL BB Corp., an affiliate of the General Partners for an aggregate cost of $1,503,378.

(o) Effective June 1998, the lease for this Property was terminated, resulting in the reclassification of the land and building portions of the lease to an operating lease. The land and building were recorded at net book value and the building is being depreciated over its estimated remaining life of approximately 26 years.

(p) The undepreciated cost of the Property in Las Vegas, Nevada was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $423,718 at December 31, 2001. The tenant of this Property vacated the property and ceased restaurant operations. The provision represented the difference between the carrying value of the Property at December 31, 2001 and the General Partners' estimated net realizable value for the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.