Form 10-Q
period 2002-03-31
CNL INCOME FUND XIV LTD
filed 2002-05-15
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund XIV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-3143096
------------------------------------              ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
------------------------------------              ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

   Item 2.    Management's Discussion and Analysis of Financia
                  Condition and Results of Operations                   8-12

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                           12

Part II

   Other Information                                                    13-14

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                  2002                   2001
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                   $ 23,814,561           $ 22,954,399
   Net investment in direct financing leases                                        5,940,767              6,315,829
   Real estate held for sale                                                          907,355                908,502
   Investment in joint ventures                                                     4,602,159              4,639,435
   Cash and cash equivalents                                                          834,242              1,039,216
   Receivables, less allowance for doubtful accounts
       of $89,179 and $77,256, respectively                                            19,928                 80,044
   Due from related parties                                                             8,750                  7,045
   Accrued rental income, less allowance for doubtful
       accounts of $48,635 in 2002 and 2001                                         2,303,510              2,261,705
   Other assets                                                                        42,633                 47,734
                                                                           -------------------    -------------------

                                                                                 $ 38,473,905           $ 38,253,909
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   16,851             $   21,657
   Real estate taxes payable                                                           20,383                 28,596
   Distributions payable                                                              928,130                928,130
   Due to related parties                                                              26,720                 14,154
   Rents paid in advance and deposits                                                  91,586                104,907
   Deferred rental income                                                              25,339                 51,443
                                                                           -------------------    -------------------
       Total liabilities                                                            1,109,009              1,148,887

   Commitment (Note 5)

   Partners' capital                                                               37,364,896             37,105,022
                                                                           -------------------    -------------------

                                                                                 $ 38,473,905           $ 38,253,909
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2002              2001
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 670,314         $ 661,753
    Earned income from direct financing leases                                    157,222           180,579
    Contingent rental income                                                       16,642            12,337
    Interest and other income                                                       4,095            10,514
                                                                           ---------------    --------------
                                                                                  848,273           865,183
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           83,867           137,956
    Professional services                                                          22,562            21,046
    Management fees to related party                                               10,239            10,571
    Real estate taxes                                                               3,961             9,204
    State and other taxes                                                          32,025            61,397
    Depreciation and amortization                                                  94,058            92,803
                                                                           ---------------    --------------
                                                                                  246,712           332,977
                                                                           ---------------    --------------

Income Before Gain on Sale of Assets and Equity
    in Earnings of Joint Ventures                                                 601,561           532,206

Gain on Sale of Assets                                                            497,688                --

Equity in Earnings of Joint Ventures                                               65,419            91,009
                                                                           ---------------    --------------

Income from Continuing Operations                                               1,164,668           623,215
                                                                           ---------------    --------------

Discontinued Operations (Note 4):
    Income from discontinued operations                                            23,336            21,045
                                                                           ---------------    --------------

Net Income                                                                     $1,188,004         $ 644,260
                                                                           ===============    ==============

Net Income Per Limited Partner Unit
    Continuing operations                                                        $   0.25          $   0.13
    Discontinued operations                                                          0.01              0.01
                                                                           ---------------    --------------
                                                                                 $   0.26          $   0.14
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,500,000         4,500,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                            Quarter Ended           Year Ended
                                                              March 31,            December 31,
                                                                 2002                  2001
                                                          -------------------    ------------------
General partners:
    Beginning balance                                            $   209,255            $  209,255
    Net income                                                            --                    --
                                                          -------------------    ------------------
                                                                     209,255               209,255
                                                          -------------------    ------------------

Limited partners:
    Beginning balance                                             36,895,767            38,104,189
    Net income                                                     1,188,004             2,504,098
    Distributions ($0.21 and $0.83 per
       limited partner unit, respectively)                          (928,130 )          (3,712,520 )
                                                          -------------------    ------------------
                                                                  37,155,641            36,895,767
                                                          -------------------    ------------------

Total partners' capital                                         $ 37,364,896          $ 37,105,022
                                                          ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                     2002                  2001
                                                                                ----------------      ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                        $  841,566             $ 959,990
                                                                                ----------------      ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                   1,143,753                    --
       Additions to land and buildings on operating leases                           (1,262,163 )                  --
                                                                                ----------------      ----------------
          Net cash used in investing activities                                        (118,410 )                  --
                                                                                ----------------      ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                               (928,130 )            (928,130 )
                                                                                ----------------      ----------------
          Net cash used in financing activities                                        (928,130 )            (928,130 )
                                                                                ----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                   (204,974 )              31,860

Cash and Cash Equivalents at Beginning of Quarter                                     1,039,216             1,038,555
                                                                                ----------------      ----------------

Cash and Cash Equivalents at End of Quarter                                          $  834,242            $1,070,415
                                                                                ================      ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                    $  928,130             $ 928,130
                                                                                ================      ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Land and Buildings on Operating Leases:

         In February 2002, the Partnership sold its property in Las Vegas, Nevada, to an unrelated third party for $1,200,000 and received net sales proceeds of approximately $1,143,800, resulting in a gain of approximately $497,700. In March 2002, the Partnership reinvested these net sales proceeds in a property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners (see Note 5).

4.       Discontinued Operations:

         In February 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box property in Mesquite, Texas. As a result, the Partnership reclassified the asset from land and building on operating leases and accrued rental income to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation and accrued rental income once the property was placed up for sale. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations are as follows:

                                                             Quarter Ended March 31,
                                                            2002                 2001
                                                      ------------------   ------------------
            Rental revenues                           $        24,805             $   25,452
            Expenses                                             (1,469 )             (4,407 )
                                                      ------------------   ------------------
            Income from discontinued operations              $   23,336           $   21,045
                                                      ==================   ==================

5.       Related Party Transactions:

         In March 2002, the Partnership acquired a property in San Antonio, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,262,200 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the property, including closing costs.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


6.       Commitment:

         In February 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box property in Mesquite, Texas (see Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 55 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $841,566 and $959,990 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In February 2002, the Partnership sold its Property in Las Vegas, Nevada, to an unrelated third party for $1,200,000 and received net sales proceeds of approximately $1,143,800, resulting in a gain of approximately $497,700. In March 2002, the Partnership reinvested these net sales proceeds in a Property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property, including closing costs. The transaction, or a portion thereof, relating to the sale of the Property in Las Vegas, Nevada, and the reinvestment of the net sales proceeds, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners) resulting from this transaction.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $834,242 invested in such short-term investments, as compared to $1,039,216 at December 31, 2001. The funds remaining at March 31, 2002 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the quarter ended March 31, 2002, a portion of the 2001 return of capital from Wood-Ridge Real Estate Joint Venture, the Partnership declared distributions to the limited partners of $928,130 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,109,009 at March 31, 2002, from $1,148,887 at December 31, 2001.
The decrease in liabilities at March 31, 2002 was primarily due to a decrease in rents paid in advance and deferred rental income at March 31, 2002, as compared to December 31, 2001. Total liabilities at March 31, 2002, to the extent they exceed cash and cash equivalents at March 31, 2002, will be paid from future cash from operations, and in the event the general partners elect to make additional loans or contributions, from general partners' loans or contributions.

         In February 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box Property in Mesquite, Texas. As a result, the Partnership reclassified the asset to real estate held for sale. As of April 30, 2002, the sale had not occurred.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 42 wholly owned Properties (excluding one Property which was classified as real estate held for sale) and during the quarter ended March 31, 2002, the Partnership owned and leased 43 wholly owned Properties (including one Property which was sold in February 2002 and excluding one Property which was classified as real estate held for sale) to operators of fast food and family style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $827,536 and $842,332, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that during 2001, the tenant of the Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property. In February 2002, the Partnership sold this Property to an unrelated third party, as described above in "Capital Resources." The decrease in rental and earned income during the quarter ended March 31, 2002, was partially offset by an increase in rental income due to the fact that in March 2002, the Partnership reinvested these sales proceeds in an additional Property in San Antonio, Texas, as described above in "Capital Resources."

         Revenues remained at reduced amounts during the quarters ended March 31, 2002 and 2001, due to the fact that prior to 2001, Long John Silver's, Inc. and Elias Brothers Restaurants, Inc., which each leased one Property with the Partnership, filed for bankruptcy and rejected their respective leases. As a result, the Partnership stopped recording rental revenue relating to these Properties. The Partnership will not recognize any rental and earned income from these Properties until the Properties are re-leased or the Properties are sold and the proceeds are reinvested in additional Properties. The general partners are currently seeking replacement tenants or purchasers for these Properties. The lost revenues resulting from the vacant Properties could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Properties in a timely manner.

         In February 2002, the Partnership entered into an agreement with an unrelated third party to sell the Jack in the Box Property in Mesquite, Texas. The Partnership expects to use the proceeds from the sale to reinvest in an additional income producing Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified the asset from land and building on operating leases and accrued rental income to real estate held for sale. The Partnership recorded the reclassified asset at the lower of its carrying amount or fair value, less cost to sell. In addition, during the quarter ended March 31, 2002, the Partnership stopped recording depreciation and accrued rental income upon placing the Property up for sale. The Partnership recognized net rental income, less Property related expenses, of $23,336 and $21,045 during the quarter ended March 31, 2002 and 2001, respectively relating to this Property. These amounts were reclassified to Discontinued Operations.

         During the quarter ended March 31, 2001, the Partnership owned and leased 12 Properties indirectly through joint venture arrangements (including one Property which was sold in 2001) and one Property with an affiliate of the general partners, as tenants-in-common. During the quarter ended March 31, 2002, the Partnership owned and leased 11 Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $65,419 and $91,009, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 44% interest, experienced financial difficulties and ceased making rental payments to the joint venture. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. In addition, the decrease in net income earned by joint ventures during the quarter ended March 31, 2002, was partially due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. The Partnership used this return of capital to pay liabilities of the Partnership, including quarterly distributions. The decrease in net income earned by joint ventures during the quarter ended March 31, 2002, was partially offset by the fact that in June 2000, the operator of the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50% interest, vacated the Property and discontinued operations. As a result, during 2000, the joint venture stopped recording rental revenues. The joint venture did not recognize any rental income until June 2001, at which time the joint venture re-leased this Property to a new tenant. The lease terms for this Property are substantially the same as the Partnership's other leases.

         Operating expenses, including depreciation and amortization expense, were $246,712 and $332,977 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the quarters ended March 31, 2002 and 2001, the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the two Properties whose leases were rejected by their respective tenants and which remain vacant, as described above. The Partnership will continue to incur these expenses, relating to these vacant Properties until new tenants or purchasers are located. The Partnership is currently seeking replacement tenants or purchasers for these Properties.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

               (b)      Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 2002.


                                            CNL INCOME FUND XIV, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  --------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  --------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)