Form 10-Q
period 2002-06-30
CNL INCOME FUND XIV LTD
filed 2002-08-13
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                         59-3143096
------------------------------------              ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
------------------------------------              ---------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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





Part I                                                             Page
                                                                   ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                          1

                  Condensed Statements of Income                    2

                  Condensed Statements of Partners' Capital         3

                  Condensed Statements of Cash Flows                4

                  Notes to Condensed Financial Statements           5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               7-10

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                       10

Part II

   Other Information                                                11

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  2002                   2001
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                  $  23,253,331          $  22,458,629
   Net investment in direct financing leases                                        5,903,931              6,315,829
   Real estate held for sale                                                        1,189,933              1,330,527
   Investment in joint ventures                                                     4,567,507              4,639,435
   Cash and cash equivalents                                                          756,010              1,039,216
   Receivables, less allowance for doubtful accounts
       of $77,256 in 2001                                                               7,893                 80,044
   Due from related parties                                                                --                  7,045
   Accrued rental income, less allowance for doubtful
       accounts of $48,635 in 2002 and 2001                                         2,424,493              2,335,450
   Other assets                                                                        62,857                 47,734
                                                                           -------------------    -------------------

                                                                                $  38,165,955          $  38,253,909
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $     5,730           $     21,657
   Real estate taxes payable                                                           28,434                 28,596
   Distributions payable                                                              928,130                928,130
   Due to related parties                                                              22,168                 14,154
   Rents paid in advance and deposits                                                  38,281                104,907
   Deferred rental income                                                              24,856                 51,443
                                                                           -------------------    -------------------
       Total liabilities                                                            1,047,599              1,148,887

   Commitment (Note 6)

   Partners' capital                                                               37,118,356             37,105,022
                                                                           -------------------    -------------------

                                                                                $  38,165,955          $  38,253,909
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                   Six Months Ended
                                                                  June 30,                          June 30,
                                                            2002             2001            2002             2001
                                                       ---------------   --------------  -------------   ---------------
Revenues:
    Rental income from operating leases                    $  694,940       $  666,406     $1,358,217      $  1,321,758
    Earned income from direct financing leases                180,410          178,978        337,632           359,557
    Contingent rental income                                   10,965            4,501         16,248            13,373
    Interest and other income                                   2,911           11,257          7,006            21,775
                                                       ---------------   --------------  -------------   ---------------
                                                              889,226          861,142      1,719,103         1,716,463
                                                       ---------------   --------------  -------------   ---------------

Expenses:
    General operating and administrative                       75,244           90,985        163,872           243,670
    Property expenses                                          19,388           33,437         39,531            47,591
    Management fees to related party                            8,968            8,767         19,207            19,338
    State and other taxes                                       4,892            4,182         36,917            65,579
    Depreciation and amortization                              96,572           86,620        182,048           173,206
    Provision for write-down of assets                             --          526,947             --           526,947
                                                       ---------------   --------------  -------------   ---------------
                                                              205,064          750,938        441,575         1,076,331
                                                       ---------------   --------------  -------------   ---------------

Income Before Gain on Sale of Assets and Equity
    in Earnings of Joint Ventures                             684,162          110,204      1,277,528           640,132

Gain on Sale of Assets                                             --               --        497,689                --

Equity in Earnings of Joint Ventures                          101,524          175,560        166,944           266,569
                                                       ---------------   --------------  -------------   ---------------

Income from Continuing Operations                             785,686          285,764      1,942,161           906,701
                                                       ---------------   --------------  -------------   ---------------

Discontinued Operations (Note 4):
    Income from discontinued operations                        19,349           19,231         50,878            42,554
    Loss on disposal of discontinued operations, net         (123,445 )             --       (123,445 )              --
                                                       ---------------   --------------  -------------   ---------------
                                                             (104,096 )         19,231        (72,567 )          42,554
                                                       ---------------   --------------  -------------   ---------------

Net Income                                                 $  681,590       $  304,995     $1,869,594       $   949,255
                                                       ===============   ==============  =============   ===============

Net Income (Loss) Per Limited Partner Unit
    Continuing operations                                   $    0.17        $    0.06       $   0.43         $    0.20
    Discontinued operations                                     (0.02 )           0.01          (0.01 )            0.01
                                                       ---------------   --------------  -------------   ---------------
                                                            $    0.15        $    0.07       $   0.42         $    0.21
                                                       ===============   ==============  =============   ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                       4,500,000        4,500,000      4,500,000         4,500,000
                                                       ===============   ==============  =============   ===============

            See accompanying notes to condensed financial statements

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                        Six Months Ended          Year Ended
                                                            June 30,             December 31,
                                                              2002                   2001
                                                       --------------------    ------------------
General partners:
    Beginning balance                                        $     209,255          $    209,255
    Net income                                                          --                    --
                                                       --------------------    ------------------
                                                                   209,255               209,255
                                                       --------------------    ------------------

Limited partners:
    Beginning balance                                           36,895,767            38,104,189
    Net income                                                   1,869,594             2,504,098
    Distributions ($0.41 and $0.83 per
       limited partner unit, respectively)                      (1,856,260 )          (3,712,520 )
                                                       --------------------    ------------------
                                                                36,909,101            36,895,767
                                                       --------------------    ------------------

Total partners' capital                                     $   37,118,356         $  37,105,022
                                                       ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     2002                  2001
                                                                                ----------------      ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $  1,712,909          $  1,756,152
                                                                                ----------------      ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                   1,143,753                    --
       Additions to land and buildings on operating leases                           (1,283,608 )                  --
       Return of capital from joint venture                                                  --               400,000
                                                                                ----------------      ----------------

          Net cash provided by (used in)investing activities                           (139,855 )             400,000
                                                                                ----------------      ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (1,856,260 )          (1,856,260 )
                                                                                ----------------      ----------------
          Net cash used in financing activities                                      (1,856,260 )          (1,856,260 )
                                                                                ----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                   (283,206 )             299,892

Cash and Cash Equivalents at Beginning of Period                                      1,039,216             1,038,555
                                                                                ----------------      ----------------

Cash and Cash Equivalents at End of Period                                          $   756,010          $  1,338,447
                                                                                ================      ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                    $   928,130           $   928,130
                                                                                ================      ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In February 2002, the Partnership sold its property in Las Vegas, Nevada to an unrelated third party for $1,200,000 and received net sales proceeds of approximately $1,143,800, resulting in a gain of approximately $497,700. As of December 31, 2001, this property had been identified for sale. In March 2002, the Partnership reinvested these net sales proceeds in a property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 5).

4.       Discontinued Operations:

         In February 2002, the Partnership entered into two separate agreements, each with an unrelated third party, to sell the Golden Corral property in Greeley, Colorado and the Long John Silver's property in Laurens, South Carolina (see Note 6). As a result, the Partnership reclassified the assets from land and building on operating leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the properties were identified for sale. In connection with the anticipated sale of the property in

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Discontinued Operations - Continued:

         Laurens, South Carolina, the Partnership recorded a loss on disposal of assets of $123,445 during the quarter and six months ended June 30, 2002. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations are as follows:

                                                             Quarter Ended June 30,        Six Months Ended June 30,
                                                              2002           2001          2002             2001
                                                           -----------    ------------  ------------    -------------
          Rental revenues                                    $ 31,842        $ 31,842      $ 75,043        $  67,158
          Expenses                                            (12,493 )       (12,611 )     (24,165 )        (24,604 )
          Loss on disposal of assets                         (123,445 )            --      (123,445 )             --
                                                           -----------    ------------  ------------    -------------
          Income (loss) from discontinued operations        $(104,096 )      $ 19,231     $ (72,567 )      $  42,554
                                                           ===========    ============  ============    =============

5.       Related Party Transactions:

         In March 2002, the Partnership acquired a property in San Antonio, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,262,200 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the property, including closing costs.

6.       Commitments:

         During 2002, the Partnership entered into two separate agreements, each with an unrelated third party, to sell the Golden Corral property in Greeley, Colorado and the Long John Silver's property in Laurens, South Carolina. (see Notes 4 and 7).

7.       Subsequent Event:

         On August 5, 2002, the Partnership sold its property in Laurens, South Carolina for $167,200 and received net sales proceeds of approximately $155,200, resulting in a loss on disposal of assets of $123,445, which the Partnership recorded at June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 44 Properties directly and 11 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 43 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,712,909 and $1,756,152 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002, as compared to the same period of 2001, was primarily a result of changes in income and expenses, as described in "Results of Operations."

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In February 2002, the Partnership sold its Property in Las Vegas, Nevada to an unrelated third party for $1,200,000 and received net sales proceeds of approximately $1,143,800, resulting in a gain of approximately $497,700. In March 2002, the Partnership reinvested these net sales proceeds in a Property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property, including closing costs. The transaction, or a portion thereof, relating to the sale of the Property in Las Vegas, Nevada, and the reinvestment of the net sales proceeds, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners) resulting from this transaction.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $756,010 invested in such short-term investments, as compared to $1,039,216 at December 31, 2001. The funds remaining at June 30, 2002 will be used to pay distributions and other liabilities of the Partnership.

         On August 5, 2002, the Partnership sold its Property in Laurens, South Carolina for $167,200 and received net sales proceeds of approximately $155,200, resulting in a loss on disposal of assets of $123,445, which the Partnership recorded at June 30, 2002. The Partnership intends to reinvest these proceeds in an additional Property.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and, for the six months ended June 30, 2002, a portion of the 2001 return of capital from Wood-Ridge Real Estate Joint Venture, the Partnership declared distributions to the limited partners of $1,856,260 for each of the six months ended June 30, 2002 and 2001, ($928,130 for each of the quarters ended June 30, 2002 and 2001.) This represents distributions for each applicable six months of $0.41 per unit ($0.21 per unit for each applicable quarter.) No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $1,047,599 at June 30, 2002, as compared to $1,148,887 at December 31, 2001. The decrease in liabilities at June 30, 2002 was primarily due to a decrease in rents paid in advance and deferred rental income at June 30, 2002, as compared to December 31, 2001. Total liabilities at June 30, 2002, to the extent they exceed cash and cash equivalents at June 30, 2002, will be paid from future cash from operations, and in the event the general partners elect to make additional loans or contributions, from general partners' loans or contributions.

         During the six months ended June 30, 2002, the Partnership entered into two separate agreements, each with an unrelated third party, to sell the Golden Corral Property in Greeley, Colorado and the Long John Silver's Property in Laurens, South Carolina. As a result, the Partnership reclassified these assets to real estate held for sale. On August 5, 2002, the Partnership sold the Property in Laurens, South Carolina. As of August 5, 2002, the sale for the Greeley, Colorado Property had not occurred.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,695,849 for the six months ended June 30, 2002, as compared to $1,681,315 for the same period of 2001, of which $875,350 and $845,384 were earned during the second quarter of 2002 and 2001, respectively. The increase in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the fact that in March 2002, the Partnership reinvested the sales proceeds from the sale of the Property in Las Vegas, Nevada, in a Property in San Antonio, Texas, as described above in "Capital Resources." The tenant of the Las Vegas, Nevada Property ceased restaurant operations and vacated the Property in 2001.

         Revenues remained at reduced amounts during the quarters and six months ended June 30, 2002 and 2001, due to the fact that prior to 2001, Elias Brothers Restaurants, Inc., which leased one Property with the Partnership, filed for bankruptcy and rejected its lease. As a result, the Partnership stopped recording rental revenue relating to this Property. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $166,944 and $266,569, respectively, attributable to net income earned by joint ventures, of which $101,524 and $175,560 was earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in net income earned by joint ventures during the six months ended June 30, 2002, as compared to the same period of 2001, was partially due to the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 44% interest, experienced financial difficulties and ceased making rental payments and the joint venture recognized these amounts as rental revenues. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. During the second quarter of 2002, the tenant began making rental payments to the joint venture. In addition, the decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2002 was partially due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement for $800,000. This resulted in a loss to the joint venture of approximately $84,500. In addition, in connection with the sale of its Property in Paris, Texas, Wood-Ridge Real Estate Joint Venture received $200,000 in consideration for the joint venture releasing the tenant from its obligation under the lease. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. The Partnership used this return of capital to pay liabilities of the Partnership, and make quarterly distributions.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $441,575 and $1,076,331 for the six months ended June 30, 2002 and 2001, respectively, of which $205,064 and $750,938 was incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2001, as compared to the same periods of 2002, due to the fact that during the quarter and six months ended June 30, 2001, the Partnership recorded provisions for write-down of assets of $526,947 relating to the vacant Properties in Akron, Ohio and Las Vegas, Nevada. In February 2002, the Partnership sold the Property in Las Vegas, Nevada, as described above. The decrease in operating expenses during the six months ended June 30, 2002, as compared to the same period of 2001, was also partially attributable to a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the quarters and six months ended June 30, 2002 and 2001, the Partnership incurred certain Property related expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the Property in Akron, Ohio, whose lease was rejected by its tenant and which remains vacant, as described above. The Partnership will continue to incur these expenses, relating to this vacant Property until a new tenant is located. The Partnership is currently seeking a replacement tenant for this Property.

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

         During 2002, the Partnership entered into two separate agreements, each with an unrelated third party, to sell the Golden Corral Property in Greeley, Colorado and the Long John Silver's Property in Laurens, South Carolina. The Partnership expects to use the proceeds from the sale to reinvest in income producing Properties. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified these assets from land and building on operating leases to real estate held for sale. The Partnership recorded the reclassified assets at the lower of their carrying amount or fair value, less cost to sell. In addition, during the six months ended June 30, 2002, the Partnership stopped recording depreciation upon placing the Properties up for sale. On August 5, 2002, the Partnership sold its Property in Laurens, South Carolina for $167,200 and received net sales proceeds of approximately $155,200. In connection with the anticipated sale of the Property in Laurens, South Carolina, the Partnership recorded a loss on disposal of assets of $123,445 during the quarter and six months ended June 30, 2002. The Partnership recognized net rental income (rental revenues less Property related expenses) of $50,878 and $42,554 during the six months ended June 30, 2002 and 2001, respectively, of which $19,349 and $19,231 was recognized during the quarters ended June 30, 2002 and 2001, respectively. The Partnership intends to reinvest these proceeds in an additional Property. These amounts were reported as Discontinued Operations in the financial statements.


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

                   10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                   (b)      Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 2002.


                                            CNL INCOME FUND XIV, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   --------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By:/s/ Robert A. Bourne
                                                   --------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIV, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 6, 2002                      /s/ James M. Seneff, Jr.
      ---------------------               ----------------------------------
                                          Name:  James M. Seneff, Jr.
                                          Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIV, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:  August 6, 2002                    /s/ Robert A. Bourne
     ----------------------              -----------------------------
                                         Name:  Robert A. Bourne
                                         Title: President and Treasurer

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

            10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)