Form 10-Q
period 2002-09-30
CNL INCOME FUND XIV LTD
filed 2002-11-13
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund XIV, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            59-3143096
-----------------------------------              -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-----------------------------------              -----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                                    CONTENTS





Part I                                                                Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                             1

                  Condensed Statements of Income                       2

                  Condensed Statements of Partners' Capital            3

                  Condensed Statements of Cash Flows                   4

                  Notes to Condensed Financial Statements              5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-11

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                          11

   Item 4.           Controls and Procedures                           11

Part II

   Other Information                                                   12-13

                           CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             September 30,           December 31,
                                                                                  2002                   2001
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                  $  22,855,895          $  22,152,733
   Net investment in direct financing leases                                        5,869,116              6,315,829
   Real estate held for sale                                                          323,175              1,671,833
   Investment in joint ventures                                                     4,566,435              4,639,435
   Cash and cash equivalents                                                          866,003              1,039,216
   Restricted cash                                                                  1,303,859                     --
   Receivables, less allowance for doubtful accounts
       of $77,256 in 2001                                                                 803                 80,044
   Due from related parties                                                                --                  7,045
   Accrued rental income, less allowance for doubtful
       accounts of $48,635 in 2002 and 2001                                         2,433,719              2,300,040
   Other assets                                                                        58,717                 47,734
                                                                           -------------------    -------------------

                                                                                $  38,277,722          $  38,253,909
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $     6,535           $     21,657
   Real estate taxes payable                                                           17,593                 28,596
   Distributions payable                                                              928,130                928,130
   Due to related parties                                                              34,439                 14,154
   Rents paid in advance and deposits                                                   5,000                104,907
   Deferred rental income                                                              24,372                 51,443
                                                                           -------------------    -------------------
       Total liabilities                                                            1,016,069              1,148,887

   Commitment (Note 8)

   Partners' capital                                                               37,261,653             37,105,022
                                                                           -------------------    -------------------

                                                                                $  38,277,722          $  38,253,909
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                  Nine Months Ended
                                                                September 30,                    September 30,
                                                            2002             2001            2002             2001
                                                       ---------------   --------------  -------------   ---------------
Revenues:
    Rental income from operating leases                    $  753,291       $  639,242     $2,093,656      $  1,943,147
    Earned income from direct financing leases                 80,406          159,186        418,038           518,743
    Contingent rental income                                   14,072            4,049         30,320            17,422
    Interest and other income                                     745           24,422          7,751            46,193
                                                       ---------------   --------------  -------------   ---------------
                                                              848,514          826,899      2,549,765         2,525,505
                                                       ---------------   --------------  -------------   ---------------

Expenses:
    General operating and administrative                       71,320           42,550        235,192           286,219
    Property expenses                                          11,458           35,528         50,989            83,119
    Management fees to related party                           10,108            9,424         29,315            28,762
    State and other taxes                                          --               --         36,917            65,579
    Depreciation and amortization                              92,621           64,746        274,669           259,198
    Provision for write-down of assets                             --               --             --           526,947
                                                       ---------------   --------------  -------------   ---------------
                                                              185,507          152,248        627,082         1,249,824
                                                       ---------------   --------------  -------------   ---------------

Income Before Gain on Sale of Assets and Equity
    in Earnings of Joint Ventures                             663,007          674,651      1,922,683         1,275,681

Gain on Sale of Assets                                             --               --        497,689                --

Equity in Earnings of Joint Ventures                          118,922          116,294        285,866           382,863
                                                       ---------------   --------------  -------------   ---------------

Income from Continuing Operations                             781,929          790,945      2,706,238         1,658,544
                                                       ---------------   --------------  -------------   ---------------

Discontinued Operations (Note 4):
    Income (loss) from discontinued operations, net            37,209           14,546        105,939            96,202
    Gain (loss) on disposal of discontinued
       operations, net                                        252,289          (39,096 )      128,844           (39,096 )
                                                       ---------------   --------------  -------------   ---------------
                                                              289,498          (24,550 )      234,783            57,106
                                                       ---------------   --------------  -------------   ---------------

Net Income                                                $ 1,071,427       $  766,395     $2,941,021      $  1,715,650
                                                       ===============   ==============  =============   ===============

Net Income (Loss) Per Limited Partner Unit
    Continuing operations                                   $    0.18        $    0.18       $   0.60        $     0.37
    Discontinued operations                                      0.06            (0.01 )         0.05              0.01
                                                       ---------------   --------------  -------------   ---------------
                                                            $    0.24        $    0.17       $   0.65        $     0.38
                                                       ===============   ==============  =============   ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                       4,500,000        4,500,000      4,500,000         4,500,000
                                                       ===============   ==============  =============   ===============

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------

General partners:
    Beginning balance                                                          $      209,255          $    209,255
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      209,255               209,255
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              36,895,767            38,104,189
    Net income                                                                      2,941,021             2,504,098
    Distributions ($0.62 and $0.83 per
       limited partner unit, respectively)                                         (2,784,390 )          (3,712,520 )
                                                                         ---------------------    ------------------
                                                                                   37,052,398            36,895,767
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    37,261,653         $  37,105,022
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     2002                  2001
                                                                                ----------------      ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $  2,594,015          $  2,501,516
                                                                                ----------------      ----------------

    Cash Flows from Investing Activities:
       Increase in restricted cash                                                   (1,304,826 )                  --
       Additions to land and building on operating leases                            (1,283,608 )                  --
       Proceeds from sale of assets                                                   2,605,596                    --
       Return of capital from joint venture                                                  --               400,000
                                                                                ----------------      ----------------

          Net cash provided by (used in)investing activities                             17,162               400,000
                                                                                ----------------      ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (2,784,390 )          (2,784,390 )
                                                                                ----------------      ----------------
          Net cash used in financing activities                                      (2,784,390 )          (2,784,390 )
                                                                                ----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                   (173,213 )             117,126

Cash and Cash Equivalents at Beginning of Period                                      1,039,216             1,038,555
                                                                                ----------------      ----------------

Cash and Cash Equivalents at End of Period                                          $   866,003          $  1,155,681
                                                                                ================      ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of period                           $   928,130           $   928,130
                                                                                ================      ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In February 2002, the Partnership sold its property in Las Vegas, Nevada to an unrelated third party for $1,200,000 and received net sales proceeds of approximately $1,143,800, resulting in a gain of approximately $497,700. As of December 31, 2001, this property had been identified for sale. In March 2002, the Partnership reinvested these net sales proceeds in a property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 6).

4.       Discontinued Operations:

         During 2002, the Partnership entered into two separate agreements, each with an unrelated third party, to sell the Golden Corral property in Greeley, Colorado and the Long John Silver's property in Laurens, South Carolina. In August 2002, the Partnership sold the Laurens, South Carolina property for $167,200 and received net sales proceeds of approximately $155,200, resulting in a loss on disposal of discontinued operations of $123,445, which the Partnership recorded during the quarter and six months ended June 30, 2002. During the nine months ended September 30, 2001, the Partnership recorded a provision for write-down of assets of $39,096. In September 2002, the Partnership sold the Greeley, Colorado property for

                           CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Discontinued Operations - Continued

         $1,330,000 and received net sales proceeds of approximately $1,306,600, resulting in a gain on sale of discontinued operations of $278,650, which the Partnership recorded during the quarter and nine months ended September 30, 2002. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         In addition, in September 2002, the Partnership entered into an agreement with an unrelated third party to sell the Checker's property in Merriam, Kansas (see notes 8 and 9). As a result, the Partnership reclassified the assets from land and buildings on operating leases and accrued rental income to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording accrued rental income once the property was identified for sale. In connection with the anticipated sale of this property, the Partnership recorded a loss on disposal of discontinued operations of $19,620 during the quarter and nine months ended September 30, 2002.

         The operating results of the discontinued operations for the above properties are as follows:


                                                Quarter Ended September 30,       Nine Months Ended September 30,
                                                   2002             2001               2002               2001
                                              ---------------   --------------   -----------------   ---------------
          Rental revenues                         $   39,046       $   50,769        $    131,941        $  135,780
          Expenses                                    (1,837 )        (36,223 )           (26,002 )         (39,578 )
          Gain (loss) on disposal of assets          252,289          (39,096 )           128,844           (39,096 )
                                              ---------------   --------------   -----------------   ---------------
          Income (loss) from discontinued
                operations                        $  289,498       $  (24,550 )      $    234,783        $   57,106
                                              ===============   ==============   =================   ===============

5.       Restricted Cash:

         As of September 30, 2002, the net sales proceeds of $1,304,826 from the sale of the property in Greeley, Colorado, less miscellaneous escrow fees of $967 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

6.       Related Party Transactions:

         In March 2002, the Partnership acquired a property in San Antonio, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,262,200 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the property.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


7.       Concentration of Credit Risk - Continued:

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                    2002            2001
                                               -------------   -------------

               Jack in the Box Inc.             $   407,071     $   408,288
               Checker's Drive-in Restaurants       405,352         405,546
               Golden Corral Corporation            357,932         375,430
               Flagstar Enterprise                  316,315         317,487
               Denny's, Inc.                        314,063             N/A

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                       2002            2001
                                                  ------------     -----------

               Golden Corral Family Steakhouse
                    Restaurant                    $   537,800     $   541,111
               Denny's                                450,278         461,185
               Jack in the Box                        407,071         408,288
               Checker's                              405,352         405,546
               Hardee's                               316,315         317,487

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented,   the  chains  did  not  represent  more  than  10%  of  the
         Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

8.       Commitment:

         During 2002, the Partnership entered into an agreement with an unrelated third party to sell the Checker's property in Merriam, Kansas (see Notes 4 and 9).

9.       Subsequent Event:

         On November 7, 2002, the Partnership sold its property in Merriam, Kansas for $325,000 and received net sales proceeds of approximately $323,200, resulting in a loss on disposal of assets of $19,620, which the Partnership recorded at September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 43 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $2,594,015 and $2,501,516 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002, as compared to the same period of 2001, a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations."

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In February 2002, the Partnership sold its Property in Las Vegas, Nevada to an unrelated third party for $1,200,000 and received net sales proceeds of approximately $1,143,800, resulting in a gain of approximately $497,700. In March 2002, the Partnership reinvested these net sales proceeds in a Property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property. The transaction, or a portion thereof, relating to the sale of the Property in Las Vegas, Nevada, and the reinvestment of the net sales proceeds, was structured to qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners) resulting from this transaction.

         During 2002, the Partnership entered into two separate agreements, each with an unrelated third party, to sell the Golden Corral Property in Greeley, Colorado and the Long John Silver's Property in Laurens, South Carolina. In August 2002, the Partnership sold the Laurens, South Carolina Property for $167,200 and received net sales proceeds of approximately $155,200, resulting in a loss on disposal of discontinued operations of $123,445, which the Partnership recorded during the six months ended June 30, 2002. In September 2002, the Partnership sold the Greeley, Colorado Property for $1,330,000 and received net sales proceeds of approximately $1,306,600, resulting in a gain on sale of discontinued operations of $278,650, which the Partnership recorded during the quarter and nine months ended September 30, 2002. The Partnership anticipates it will reinvest these proceeds in additional Properties. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from these transactions.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $866,003 invested in such short-term investments, as compared to $1,039,216 at December 31, 2001. The funds remaining at September 30, 2002 will be used to pay distributions and other liabilities of the Partnership.

Short Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $1,016,069 at September 30, 2002, as compared to $1,148,887 at December 31, 2001. The decrease in liabilities at September 30, 2002 was primarily due to a decrease in rents paid in advance and deferred rental income at September 30, 2002, as compared to December 31, 2001. Total liabilities at September 30, 2002, to the extent they exceed cash and cash equivalents at September 30, 2002, will be paid from future cash from operations, and in the event the general partners elect to make additional loans or contributions, from general partners' loans or contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and, a portion of the 2001 return of capital from Wood-Ridge Real Estate Joint Venture, the Partnership declared distributions to the limited partners of $2,784,390 for each of the nine months ended September 30, 2002 and 2001, ($928,130 for each of the quarters ended September 30, 2002 and 2001.) This represents distributions for each applicable nine months of $0.62 per unit ($0.21 per unit for each applicable quarter.) No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contribution. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         During the nine months ended September 30, 2002, the Partnership entered into an agreement with an unrelated third party to sell the Checker's Property in Merriam, Georgia. As a result, the Partnership reclassified these assets to real estate held for sale. On November 7, 2002, the Partnership sold its Property in Merriam, Kansas for $325,000 and received net sales proceeds of approximately $323,200, resulting in a loss on disposal of assets of $19,620, which the Partnership recorded at September 30, 2002. The Partnership intends to reinvest these proceeds in an additional Property.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,511,694 for the nine months ended September 30, 2002, as compared to $2,461,890 for the same period of 2001, of which $833,697 and $798,428 were earned during the third quarter of 2002 and 2001, respectively. The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the fact that in March 2002, the Partnership reinvested the sales proceeds from the sale of the Property in Las Vegas, Nevada, in a Property in San Antonio, Texas, as described above in "Capital Resources." The tenant of the Las Vegas, Nevada Property ceased restaurant operations and vacated the Property in 2001.

         Revenues remained at reduced amounts during the quarters and nine months ended September 30, 2002 and 2001, due to the fact that prior to 2001, Elias Brothers Restaurants, Inc., which leased one Property with the Partnership, filed for bankruptcy and rejected its lease. As a result, the Partnership stopped recording rental revenue relating to this Property. In October 2002, the Partnership entered into a new lease, with a new tenant for this Property. The lease terms for this Property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to pay for all costs necessary to convert the Property into a different restaurant concept. Conversion of the Property is expected to be completed early in 2003, at which point rental payments are expected to commence.

         During the nine months ended September 30, 2002 and 2001, the Partnership also earned $30,320 and $17,422, respectively, in contingent rental income, of which $14,072 and $4,049 were earned during the quarters ended September 30 2002 and 2001, respectively. The increase in contingent rental income was primarily a result of an increase in gross sales of certain restaurant Properties with leases requiring the payment of contingent rental income.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $285,866 and $382,863, respectively, attributable to net income earned by joint ventures, of which $118,922 and $116,294 was earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in net income earned by joint ventures during the nine months ended September 30, 2002, as compared to the same period of 2001, was partially due to the fact that the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 44% interest, experienced financial difficulties and ceased making rental payments. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. The joint venture also recorded a provision for write-down of assets of approximately $65,800. The provision represented the difference between the Property's carrying value and its fair value. During the second quarter of 2002, the tenant began making rental payments to the joint venture and the joint venture recognized these amounts as rental revenues. In addition, the decrease in net income earned by joint ventures during the nine months ended September 30, 2002 was partially due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement for $800,000. This resulted in a loss to the joint venture of approximately $84,500. In addition, in connection with the sale of its Property in Paris, Texas, Wood-Ridge Real Estate Joint Venture received $200,000 in consideration for the joint venture releasing the tenant from its obligation under the lease. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. The Partnership used this return of capital to pay liabilities of the Partnership, and make quarterly distributions.

         During the nine months ended September 30, 2002, five lessees, Golden Corral Corporation, Jack in the Box Inc., Checker's Drive-in Restaurants, Flagstar Enterprise, and Denny's, Inc. each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and tenants-in-common with affiliates of the general partners.) It is anticipated that based on the minimum rental payments required by the leases, these five lessees will continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, during the nine months ended September 30, 2002, five restaurant chains, Golden Corral Family Steakhouse Restaurants, Jack in the Box, Denny's, Checker's, and Hardee's each accounted for more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and tenants-in-common with affiliates of the general partners). It is anticipated that these five restaurant chains will each continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $627,082 and $1,249,824 for the nine months ended September 30, 2002 and 2001, respectively, of which $185,507 and $152,248 were incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the nine months ended September 30, 2001, as compared to the same periods of 2002, due to the fact that during the nine months ended September 30, 2001, the Partnership recorded provisions for write-down of assets of $526,947 relating to the vacant Properties in Akron, Ohio and Las Vegas, Nevada. In February 2002, the Partnership sold the Property in Las Vegas, Nevada, as described above. The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was also partially attributable to a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the quarters and nine months ended September 30, 2002 and 2001, the Partnership incurred certain Property related expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the Property in Akron, Ohio, whose lease was rejected by its tenant, as described above. In October 2002, the Partnership re-leased this Property to a new tenant. The new tenant is responsible for real estate taxes, insurance, and maintenance relating to the Property in accordance with the terms of its leases; therefore, the general partners do not anticipate the Partnership will incur these expenses for this Property in the future.

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

         During the nine months ended September 30, 2002, the Partnership identified three Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. Two of the Properties were sold during the nine months ended September 30, 2002, one of which was vacant. The Partnership intends to reinvest these sales proceeds in additional Properties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  10.5     Assignment  of  Management  Agreement  from  CNL  APF
                           Partners,   LP  to  CNL   Restaurants   XVIII,   Inc.
                           ((Included as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                  99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of November, 2002.


                                            CNL INCOME FUND XIV, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  -----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  -----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIV, Ltd. (the "registrant"), certify that:

        1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002


/s/ James M. Seneff, Jr.
-------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIV, Ltd. (the "registrant") certify that:

        1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002


/s/ Robert A. Bourne
-------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)   Exhibits

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

                10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. ((Included as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2