Form 10-K
period 2002-12-31
CNL INCOME FUND XIV LTD
filed 2003-03-28
CIK 893571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

         As of December 31, 1999, the Partnership owned 43 Properties directly and 12 Properties indirectly through joint venture arrangements. During 2000, the Partnership reinvested the majority of the net sales proceeds it received from the 1999 sale of the Property in Houston, Texas, in a Baker's Square Property located in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., an affiliate of the General Partners and a Florida limited partnership. In addition, during 2000, the Partnership sold its Property in Columbus, Ohio and reinvested the net sales proceeds in a Property in Bristol, Virginia. In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas. The
Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds which the Partnership used to pay liabilities of the Partnership. During 2002, the Partnership sold its Properties in Las Vegas, Nevada; Laurens, South Carolina; Greeley, Colorado; and Merriam, Kansas and reinvested a portion of these sale proceeds in Properties in San Antonio, Texas and Phoenix, Arizona.

         As of December 31, 2002, the Partnership owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. The Properties owned at December 31, 2002 include 12 wholly owned Properties consisting of land only. The lessee of the 12 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate of the General Partners provide for initial terms ranging from 10 to 25 years (the average being approximately 18 years) and expire between 2008 and 2028. The leases are, in general, on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $21,100 to $203,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 38 of the Partnership's 53 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases for the 12 wholly owned Properties consisting of only land are substantially the same as those described above except that the leases relate solely to the land associated with the Property, with the tenant owning the buildings currently on the land and having the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         During 2002, the Partnership reinvested the net sales proceeds from the sales of several Properties in Properties in San Antonio, Texas and Phoenix, Arizona. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

         During 2000, Elias Brothers Restaurants, Inc. filed for bankruptcy and rejected the one lease it had with the Partnership relating to a Property in Akron, Ohio and ceased making rental payments on this lease. In October 2002, the Partnership entered into a new lease, with a new tenant for this Property. The lease terms for this Property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to pay for all the costs necessary to convert the Property into a different restaurant concept. Conversion of the Property is expected to be completed early in 2003, at which point rental payments are expected to commence.

Major Tenants

         During 2002, five lessees of the Partnership, (i) Flagstar Enterprises, Inc., (ii) Jack in the Box Inc., and Jack in the Box Eastern Division L.P. (affiliated under common control of Jack in the Box Inc.) (herein after referred to as "Jack in the Box Inc."), (iii) Checkers Drive-In Restaurants, Inc., (iv) Golden Corral Corporation, and (v) Denny's, Inc. each contributed more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and the Property held as tenants-in-common with an affiliate). As of December 31, 2002, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants; Jack in the Box Inc. was the lessee under leases relating to seven restaurants; Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 12 restaurants; Golden Corral Corporation was the lessee under leases relating to three restaurants; and Denny's, Inc. was the lessee under leases relating five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five leases will each continue to contribute more than ten percent of the Partnership's rental revenues in 2003. In addition, five Restaurant Chains, Hardee's, Denny's, Jack in the Box, Checkers, and Golden Corral Family Steakhouse Restaurants ("Golden Corral"), each accounted for more than ten percent of the Partnership's rental revenues during 2002 (including the Partnership's share of rental revenues from Properties owned by joint ventures and the Property held as tenants-in-common with an affiliate). In 2003, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2002, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

               Entity Name              Year      Ownership               Partners                   Property

     Attalla Joint Venture              1993       50.00 %     CNL Income Fund XIII, Ltd.       Attalla, AL

     Salem Joint Venture                1995       72.20%      CNL Income Fund XIII, Ltd.,      Salem, OH

     Wood-Ridge Real Estate Joint       1996       50.00%      CNL Income Fund XV, Ltd.         Murfreesboro, TN
          Venture                                                                               Raleigh, NC
                                                                                                Blaine, MN
                                                                                                Mathews, NC
                                                                                                Anniston, AL

     CNL Kingston Joint Venture         1997       39.94%      CNL Income Fund XVII, Ltd.       Kingston, TN

     Melbourne Joint Venture            1998       50.00%      CNL Income Fund VI, Ltd.,        Melbourne, FL

     Bossier City Joint Venture         1999       11.00%      CNL Income Fund VIII, Ltd.       Bossier City, LA
                                                               CNL Income Fund XII, Ltd.

     Duluth Joint Venture               1999       44.00%      CNL Income Fund VII, Ltd.        Duluth, GA

     CNL Income  Fund VI, Ltd., and     2000       26.00%      CNL Income Fund VI, Ltd.         Niles, IL
          CNL Income Fund XIV, Ltd.,
          Tenants in Common

         Wood-Ridge Real Estate Joint Venture was formed to hold six Properties, however, all other joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Wood-Ridge Real Estate Joint Venture, Attalla Joint Venture, Salem Joint Venture, Bossier City Joint Venture and Duluth Joint Venture each have an initial term of 30 years and CNL Kingston Joint Venture and Melbourne Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         In May 2001, Wood-Ridge Real Estate Joint Venture sold its Property in Paris, Texas to the tenant and distributed the net sales proceeds to each co-venture partner as a return of capital.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc., the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 53 Properties. Of the 53 Properties, 41 are owned by the Partnership in fee simple and 11 are owned through joint venture arrangements and one is owned with an affiliate as tenants-in-common. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,900 to 95,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture of tenancy in common arrangements, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                  State                                    Number of Properties

                  Alabama                                               4
                  Arizona                                               4
                  Florida                                               9
                  Georgia                                               5
                  Illinois                                              1
                  Kansas                                                1
                  Louisiana                                             2
                  Minnesota                                             1
                  Mississippi                                           1
                  North Carolina                                        7
                  Ohio                                                  4
                  Tennessee                                             5
                  Texas                                                 8
                  Virginia                                              1
                                                                   -------
                  TOTAL PROPERTIES                                     53
                                                                   =======

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly through joint venture of tenancy in common arrangements, includes a building that is one of a Restaurant Chain's approved designs. However, buildings located on 12 of the Properties owned by the Partnership are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $31,532,548 and $11,078,889, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture of tenancy in common arrangements, as of December 31, 2002 by Restaurant Chain.

                 Restaurant Chain                        Number of Properties

                 Bakers Square                                        1
                 Bennigan's                                           1
                 Boston Market                                        2
                 Burger King                                          1
                 Checkers                                            11
                 Denny's                                              6
                 El Ranchito Restaurant                               1
                 Golden Corral                                        3
                 Hardee's                                             6
                 IHOP                                                 2
                 Jack in the Box                                      7
                 LeeAnn Chin Chinese Cuisine                          1
                 Long John Silver's                                   4
                 Roadhouse Grill                                      1
                 Taco Bell                                            2
                 Taco Cabana                                          1
                 Other                                                3
                                                                 -------
                 TOTAL PROPERTIES                                    53
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

         At December 31, 2002, 2001, 2000, 1999 and 1998, the Properties were 98%, 96%, 96%, 98%, and 93% occupied, respectively. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                    2002              2001              2000               1999               1998
                                -------------     -------------    ---------------     --------------     --------------
Rental Revenues (1)(2)           $ 4,110,920       $ 4,016,647        $ 4,006,450        $ 4,190,352        $ 3,805,764
Properties (2)                            52                53                 54                 55                 57
Average Rent per
     Property                      $  79,056         $  75,786          $  74,194          $  76,188          $  66,768

(1) Rental revenues includes the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement.

(2)      Excludes Properties that were vacant and generated no revenue.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration                Number             Annual Rental               Gross Annual
              Year                    of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              2                $ 197,304                   5.18%
              2009                              1                   40,181                   1.05%
              2010                             --                       --                      --
              2011                              8                  651,054                  17.08%
              2012                              1                   28,745                   0.75%
              Thereafter                       40                2,894,521                  75.94%
                                        ----------            -------------           -------------
              Total (1)                        52              $ 3,811,805                 100.00%
                                        ==========            =============           =============

(1) Excludes one Property which was closed for renovations at December 31, 2002.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases six Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $77,800 (ranging from approximately $66,100 to $91,600).

         Jack in the Box Inc. leases seven Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in between 2011 and 2020) and the average minimum base annual rent is approximately $96,700 (ranging from approximately $68,500 to $125,300).

         Checkers Drive-In Restaurants, Inc. leases 11 Checkers restaurants and one other Property. The initial term of each lease is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $39,400 (ranging from approximately $21,100 to $61,100). The tenant owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease term.

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years, (expiring between 2008 and 2015) and the average minimum base annual rent is approximately $179,800 (ranging from approximately $132,800 to $203,600).

         Denny's, Inc. leases four Denny's restaurants and one other restaurant. The initial term of each lease is 20 years (expiring between 2013 and 2015) and the average minimum base annual rent is approximately $93,900 (ranging from approximately $69,400 to $113,000).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 10, 2003, there were 2,995 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan ranged from $8.51 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                             2002 (1)                                      2001 (1)
                                --------------------------------------       ---------------------------------------
                                  High          Low         Average           High           Low          Average
                                ---------    ----------    -----------       --------     ----------     -----------
       First Quarter               $9.50        $ 5.40        $  8.04          $7.35         $ 6.52         $  6.76
       Second Quarter               7.28          6.28           6.84           6.80           6.43            6.53
       Third Quarter                9.50          9.00           9.31           6.77           5.98            6.35
       Fourth Quarter               7.34          5.33           6.67           6.57           5.74            6.16

(1) A total of 62,617 and 19,924 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,712,520 to the Limited Partners. Distributions of $928,130 were declared at the close of each of the calendar quarters during 2002 and 2001. No amounts distributed to partners for the years ended December 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                       2002             2001             2000            1999            1998
                                  ---------------  ---------------  --------------- --------------- ---------------
Year ended December 31:

Continuing Operations (5):
    Revenues                         $ 3,399,290     $  3,367,426      $ 3,699,423     $ 3,618,584    $  3,567,671
    Equity in earnings of
      joint ventures                     386,433          498,273          266,023         373,434         317,654
    Income from continuing
      operations (1) (2)               3,473,229        2,417,656        3,149,228       2,970,736       3,023,359

Discontinued Operations (5):
    Revenues                             154,325          176,546          184,288         199,691         223,804
    Income from discontinued
      operations (3) (4)                 256,225           86,442           42,410         100,386         175,728

Net income                             3,729,454        2,504,098        3,191,638       3,071,122       3,199,087

Net Income per Unit:
    Continuing operations              $    0.77       $     0.54        $    0.70       $    0.66      $     0.66
    Discontinued operations                 0.06             0.02             0.01            0.02            0.04
                                  ---------------  ---------------  --------------- --------------- ---------------
         Total                         $    0.83       $     0.56        $    0.71       $    0.68      $     0.70
                                  ===============  ===============  =============== =============== ===============

Cash distributions
    declared                         $ 3,712,520     $  3,712,520      $ 3,712,520    $  3,712,520     $ 3,712,520
Cash distributions
    declared per
    Unit                                    0.83             0.83             0.83            0.83            0.83


At December 31:
    Total assets                     $38,296,857     $ 38,253,909      $39,632,587     $40,072,897    $ 40,538,159
    Total partners' capital           37,121,956       37,105,022       38,313,444      38,834,326      39,475,724

(1) Income from continuing operations includes $526,947, $41,997, and $314,474, in provisions for write-down of assets for the years ended December 31, 2001, 2000, and 1998, respectively.

(2) Income from continuing operations includes $497,689, $37,369, and $112,206 in gains on sale of assets for the years ended December 31, 2002, 1999, and 1998, respectively, and $75,930 for the year ended December 31, 2000 in losses on sale of assets.

(3)      Income  from  discontinued   operations  includes  $143,065,   $39,096,
         $98,822, and $27,211 in provisions for write-down of assets for the years ended December 31, 2002, 2001, 2000, and 1999, respectively.

(4) Income from discontinued operations includes $271,909 from gain on sale of assets for the year ended December 31, 2002.

(5) Certain items from prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $21,100 to $203,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2000, the Partnership owned 43 Properties directly and 13 Properties indirectly through joint venture and tenancy in common arrangements. As of December 31, 2001, the Partnership owned 43 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,680,160, $3,313,181, and $3,840,163, for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in cash from operating activities during 2002, as compared to 2001, was a result of changes in the Partnership's working capital while the decrease in cash from operating activities during 2001, as compared to the previous year, was a result of changes in income and expenses and changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         During 2000, the Partnership reinvested the net sales proceeds from the 1999 sale of the Property in Houston, Texas in a Property in Niles, Illinois, as tenants-in-common with CNL Income Fund VI, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property. As of December 31, 2002, the Partnership had a 26% interest in this Property.

         In addition, during 2000, the Partnership sold its Property in Columbus, Ohio for and received net sales proceeds of approximately $1,631,900, resulting in a loss of approximately $75,900. In November 2000, the Partnership reinvested the net sales proceeds in a Golden Corral Property in Bristol, Virginia. The Partnership acquired the Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property.

         During 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. During 2001, the Partnership and the other joint venture partner each received $400,000 representing a return of capital of the net sales proceeds.

         During 2002, the Partnership sold its Properties in Las Vegas, Nevada; Greeley, Colorado; Laurens, South Carolina, and Merriam, Kansas, each to a third party and received total net sales proceeds of approximately $2,928,800. The Property in Las Vegas, Nevada had been identified for sale as of December 31, 2001. The gain on the sale of the Property in Las Vegas, Nevada totaled approximately $497,700. The other three Properties were identified for sale during 2002 and resulted in a net gain on sale of discontinued operations of approximately $128,800. During 2002, the Partnership reinvested the net sales proceeds from these four sales in a Property in San Antonio, Texas at an approximate cost of $1,262,200 and in a Property in Phoenix, Arizona at an approximate cost of $1,319,200. The Partnership acquired the Property in San Antonio, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending reinvestment in additional Properties, paying Partnership expenses, or making distributions to partners. At December 31, 2002, the Partnership had $1,328,466 invested in such short-term investments as compared to $1,039,216 at December 31, 2001. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 0.5% annually. The funds remaining at December 31, 2002, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will generate cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current cash from operations and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,520 for each of the years ended December 31, 2002, 2001, and 2000. This represents distributions of $0.83 per Unit for each of the years ended December 31, 2002, 2001, and 2000. No amounts distributed to the Limited Partners for the years ended 2002, 2001 or 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. No distributions were made to the General Partners for the years ended December 31, 2002, 2001, or 2000. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2002, 2001 and 2000.

         At December 31, 2002 and 2001, the Partnership owed $21,304 and $14,154, respectively, to affiliates for accounting and administrative services and management fees. As of March 10, 2003, the Partnership had reimbursed the affiliates these amounts. Other liabilities, including distributions payable, were $1,153,597 at December 31, 2002, as compared to $1,134,733 at December 31, 2001. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $3,325,008 during the year ended December 31, 2002, as compared to $3,265,684 during the year ended December 31, 2001. Rental revenues were higher during the year ended December 31, 2002, as compared to the same period of 2001, because the Partnership reinvested the sales proceeds from the sale of the Property in Las Vegas, Nevada, in a Property in San Antonio, Texas, in March 2002. The tenant of the Las Vegas, Nevada Property ceased restaurant operations and vacated the Property in 2001.

         Revenues remained at reduced amounts during 2002 and 2001, because prior to 2001, Elias Brothers Restaurants, Inc., which leased one Property with the Partnership, filed for bankruptcy and rejected the one lease it had with the Partnership. As a result, the Partnership stopped recording rental revenue relating to this Property. In October 2002, the Partnership entered into a new lease, with a new tenant for this Property. The lease terms for this Property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to pay for all costs necessary to convert the Property into a different restaurant concept. Conversion of the Property is expected to be completed early in 2003, at which point rental payments are expected to commence.

         During the year ended December 31, 2002, the Partnership also earned $65,613 in contingent rental income, as compared to $64,387 during the same period of 2001. The Partnership also earned $8,669 in interest and other income during the year ended December 31, 2002, as compared to $37,355 during the same period of 2001. Interest and other income were higher during 2001 due to higher average cash balances and interest rates during 2001.

         The Partnership earned $386,433, attributable to net income earned by joint ventures, during the year ended December 31, 2002, as compared to $498,273 during the same period of 2001. Net income earned by joint ventures was higher during 2001, partially because in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement for $800,000. In connection with the sale of this Property, Wood-Ridge Real Estate Joint Venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligation under the lease. However, the sale of this Property resulted in a loss to the joint venture of approximately $84,500. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. The Partnership used this return of capital to pay liabilities of the Partnership, and make quarterly distributions. Net income earned by joint ventures was also lower during 2002, as compared to 2001, partially because the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 44% interest, experienced financial difficulties and ceased making rental payments. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. The joint venture also recorded a provision for write-down of assets of approximately $65,800. The provision represented the difference between the Property's net carrying value and its estimated fair value. During the second quarter of 2002, the tenant began making rental payments to the joint venture and the joint venture recognized these amounts as rental revenues.

         During 2002, five lessees of the Partnership, Flagstar Enterprises, Inc., Jack in the Box Inc., Checkers Drive-In Restaurants, Inc., Golden Corral Corporation, and Denny's, Inc. each contributed more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and the Property held as tenants-in-common with an affiliate). As of December 31, 2002, Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants; Jack in the Box Inc. was the lessee under leases relating to seven restaurants; Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 12 restaurants; Golden Corral Corporation was the lessee under leases relating to three restaurants; and Denny's, Inc. was the lessee under leases relating five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees will each continue to contribute more than ten percent of the Partnership's rental revenues in 2003. In addition, five Restaurant Chains, Hardee's, Denny's, Jack in the Box, Checkers, and Golden Corral, each accounted for more than ten percent of the Partnership's rental revenues during 2002 (including the Partnership's share of rental revenues from Properties owned by joint ventures and the Property held as tenants-in-common with an affiliate). In 2003, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $810,183 during the year ended December 31, 2002, as compared to $1,448,043 during the same period of 2001. Operating expenses were higher during 2001, as compared to 2002, because the Partnership recorded provisions for write-down of assets of $526,947 relating to the vacant Properties in Akron, Ohio and Las Vegas, Nevada. Operating expenses were also lower during 2002 because of a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the years ended December 31, 2002 and 2001, the Partnership incurred Property related expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the vacant Properties in Akron, Ohio, and Las Vegas, Nevada, as described above. In February 2002 the Partnership sold the Las Vegas Property and in October 2002, the Partnership re-leased the Akron, Ohio Property to a new tenant, as described above. The new tenant is responsible for real estate taxes, insurance, and maintenance relating to the Property in accordance with the terms of its leases; therefore, the General Partners do not anticipate the Partnership will incur these expenses for this Property in the future.

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

         As a result of the sale of the Property in Las Vegas, Nevada, the Partnership recognized a gain on sale of assets of $497,689 during the year ended December 31, 2002. This Property had been identified for sale as of December 31, 2001.

         During 2002, the Partnership identified and sold three Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. During 2002, the Partnership entered into three separate agreements, each with a third party, to sell the Properties in Greeley, Colorado; Laurens, South Carolina; and Merriam, Kansas. During 2002, the Partnership sold these Properties and received net sales proceeds of approximately $1,785,000, resulting in a net gain on disposal of discontinued operations of $271,900. In anticipation of these sales, the Partnership recorded provisions for write-down of assets of approximately $123,400 and $19,600 during the year ended December 31, 2002, relating to the Properties in Laurens, South Carolina and Merriam, Kansas, respectively. In addition, the Partnership had recorded provisions for write-down of assets in previous years of approximately $39,100 and $98,800 during the years ended December 31, 2001 and 2000 relating to the Property in Laurens, South Carolina. The tenant of this Property filed for bankruptcy during 1998 and rejected the lease relating to this Property. The provision represented the difference between the Property's net carrying value and its estimated fair value. The financial results for these three Properties are reflected as Discontinued Operations in the accompanying financial statements. In December 2002, the Partnership reinvested a portion of these net sales proceeds in a Property in Phoenix, Arizona.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $3,265,684 during the year ended December 2001, as compared to $3,542,179 during the same period of 2000. Rental revenues were lower during 2001, as compared to 2000 partially due to the sale of its Property in Columbus, Ohio in September 2000. In November 2000, the Partnership reinvested a portion of these net sales proceeds in a Property in Bristol, Virginia and reinvested the remaining net sales proceeds in a Property with an affiliate as tenants-in-common. Therefore, the Partnership anticipates rental revenues to remain at reduced amounts and net income earned by joint ventures to be at increased amounts.

         Rental revenues were also lower during 2001 because the tenant of the Property in Las Vegas, Nevada ceased restaurant operations and vacated the Property during 2001. In February 2002, the Partnership sold this Property, as described above. In addition, during 2001, the leases relating to the Properties in Houston, Texas and Marion, Ohio were amended to provide for rent reductions to the tenants. The Partnership does not anticipate that the rent reductions will have a material adverse effect on the financial position of the Partnership.

         During 2000, the Partnership collected and recognized as income approximately $175,700 in bankruptcy proceeds relating to Long John Silver's. Inc., which filed for bankruptcy in 1998 and rejected the leases relating to five Properties.

         The Partnership also earned $64,387 in contingent rental income during the year ended December 31, 2001, as compared to $46,125 during the same period of 2000. Contingent rental income was higher during 2001, because certain restaurant Properties, the leases of which require the payment of contingent rental income, had an increase in gross sales. The Partnership earned $37,355 in interest and other income during the year ended December 31, 2001, as compared to $111,119 during the same period of 2000. Interest and other income was higher during 2000, as compared to 2001, because the Partnership received easement proceeds during 2000. In addition, the Partnership earned interest income on the net sales proceeds relating to the 1999 sales of several Properties pending reinvestment in additional Properties.

         The Partnership earned $498,273, attributable to net income earned by joint ventures in which the Partnership is a co-venturer during the year ended December 31, 2001, as compared to $266,023 during the same period of 2000. Net income earned by joint ventures was higher during 2001, as compared to 2000, partially because the Partnership invested in Duluth Joint Venture with affiliates of the General Partners, in January 2000, for which rental payments commenced in October 2000. Net income earned by joint ventures was also higher during 2001 because Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas, as described above. Net income earned by joint ventures was lower during 2000, as compared to 2001, because the lease relating to the Property held by Melbourne Joint Venture, in which the Partnership owns a 50% interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during 2000, the joint venture stopped recording rental revenues. In addition, during 2000, the joint venture recorded a provision for write-down of assets for this Property of approximately $219,100. The provision represented the difference between the net carrying value of the Property at December 31, 2000, and its estimated fair value. The joint venture did not recognize any rental income until June 2001, at which time, the joint venture re-leased this Property to a new tenant. The lease terms for this Property are substantially the same as the Partnership's other leases.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,448,043 during the year ended December 31, 2001, as compared to $740,288 during the same period of 2000. Operating expenses were higher during 2001, as compared to 2000, partially because the Partnership recorded provisions for write-down of assets of $526,947 relating to the vacant Properties in Akron, Ohio, and Las Vegas, Nevada, as described above. The provisions represented the difference between the net carrying value of each Property and its estimated fair value.

         During 2001 and 2000, the Partnership incurred expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the vacant Properties, as described above. Operating expenses were also higher during 2001, due to increased state taxes and higher administrative expenses for servicing the Partnership and its Properties. The Partnership incurred transaction costs during 2000 related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating a proposed merger with APF. On March 1, 2000, the merger discussions were terminated.

         As a result of the sale of the Property in Columbus, Ohio, the Partnership recognized a loss on sale of assets of $75,930 during the year ended December 31, 2000.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and qualitative Disclosures About Market Risk.

         Not applicable


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XIV, LTD
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                  Page
Report of Independent Certified Public Accountants                  18
Financial Statements:
   Balance Sheets                                                   19
   Statements of Income                                             20
   Statements of Partners' Capital                                  21
   Statements of Cash Flows                                      22-23
   Notes to Financial Statements                                 24-36

               Report of Independent Certified Public Accountants







To the Partners
CNL Income Fund XIV, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XIV, Ltd, (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles use and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."


/s/ PricewaterhouseCoopers LLP


Orlando, Florida
January 31, 2003

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                        December 31,
                                                                            2002                            2001
                                                                     -------------------             -------------------
                              ASSETS

Real estate properties with operating leases, net                        $   24,081,481                   $  22,152,733
Net Investment in direct financing leases                                     5,830,462                       6,315,829
Real estate held for sale                                                            --                       1,671,833
Investment in joint ventures                                                  4,513,911                       4,639,435
Cash and cash equivalents                                                     1,328,466                       1,039,216
Receivables, less allowance for doubtful accounts of $77,256
     in 2001                                                                     20,232                          80,044
Due from related parties                                                             44                           7,045
Accrued rental income less allowance for doubtful accounts
     of $48,635 in 2002 and 2001                                              2,462,242                       2,300,040
Other assets                                                                     60,019                          47,734
                                                                     -------------------             -------------------

                                                                         $   38,296,857                   $  38,253,909
                                                                     ===================             ===================


         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                           $      7,365                     $     21,657
Real estate taxes payable                                                        19,009                           28,596
Distributions payable                                                           928,130                          928,130
Due to related parties                                                           21,304                           14,154
Rents paid in advance and deposits                                              175,204                          104,907
Deferred rental income                                                           23,889                           51,443
                                                                                                     --------------------
                                                                     -------------------
        Total liabilities                                                     1,174,901                        1,148,887


Partners' capital                                                            37,121,956                       37,105,022
                                                                     -------------------             --------------------

                                                                         $   38,296,857                    $  38,253,909
                                                                     ===================             ====================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                  Year Ended December 31,
                                                                      2002                 2001                 2000
                                                                -----------------    -----------------    ------------------
Revenues:
    Rental income from operating leases                            $  2,750,709        $  2,600,062         $  2,836,059
    Earned income from direct financing leases                          574,299             665,622              706,120
    Contingent rental income                                             65,613              64,387               46,125
    Interest and other income                                             8,669              37,355              111,119
                                                                ------------------   -----------------    -----------------
                                                                      3,399,290           3,367,426            3,699,423
                                                                ------------------   -----------------    -----------------

Expenses:
    General operating and administrative                                299,458             328,127              221,073
    Property expenses                                                    63,369             144,631               26,481
    Management fees to related parties                                   39,837              38,742               40,255
    State and other taxes                                                38,133              63,998               30,957
    Depreciation and amortization                                       369,386             345,598              340,130
    Provision for write-down of assets                                       --             526,947               41,997
    Transaction costs                                                        --                  --               39,395
                                                                ------------------   -----------------    -----------------
                                                                        810,183           1,448,043              740,288
                                                                ------------------   -----------------    -----------------

Income Before Gain (Loss) on Sale of Assets and Equity in
    Earnings of Joint Ventures                                        2,589,107           1,919,383            2,959,135

Gain (Loss) on Sale of Assets                                           497,689                  --              (75,930  )

Equity in Earnings of Joint Ventures                                    386,433             498,273              266,023
                                                                ------------------   -----------------    ------------------

Income from Continuing Operations                                     3,473,229           2,417,656            3,149,228
                                                                ------------------   -----------------    -----------------

Discontinued Operations (Note 5):
     Income (loss) from discontinued operations                         (15,684  )           86,442               42,410
     Gain (loss) on disposal of discontinued operations                 271,909                  --                   --
                                                                ------------------   -----------------    -----------------
                                                                        256,225              86,442               42,410
                                                                ------------------   -----------------    -----------------

Net Income                                                         $  3,729,454        $  2,504,098         $  3,191,638
                                                                ==================   =================    =================

Income Per Limited Partner Unit
    Continuing Operations                                            $     0.77          $     0.54           $     0.70
    Discontinued Operations                                                0.06                0.02                 0.01
                                                                ------------------   -----------------    -----------------

    Total                                                            $     0.83                0.56           $     0.71
                                                                ==================   =================    =================

Weighted Average Number of Limited Partner Units
    Outstanding                                                       4,500,000           4,500,000            4,500,000
                                                                ==================   =================    =================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001 and 2000


                                             General Partners                                    Limited Partners
                                 --------------------------------------   -------------------------------------------------------
                                                    Accumulated                                    Accumulated     Syndication
                                  Contributions       Earnings    Contributions    Distributions    Earnings         Costs
                                 --------------     -----------   --------------   -------------  -------------   --------------
 Balance, December 31, 1999       $     1,000     $   208,255    $  45,000,000   $ (21,560,965 )  $  20,569,981   $ (5,383,945 )

     Distributions to limited
        partners ($0.83 per
        limited partner unit)              --              --               --      (3,712,520 )             --             --
     Net income                            --              --               --              --        3,191,638             --
                                 -------------   -------------  ---------------  --------------  ---------------  -------------

 Balance, December 31, 2000             1,000         208,255       45,000,000     (25,273,485 )     23,761,619     (5,383,945 )

     Distributions to limited
        partners ($0.83 per
        limited partner unit)              --              --               --      (3,712,520 )             --             --
     Net income                            --              --               --              --        2,504,098             --
                                 -------------   -------------  ---------------  --------------  ---------------  -------------

 Balance, December 31, 2001             1,000         208,255       45,000,000     (28,986,005 )     26,265,717     (5,383,945 )

     Distributions to limited
        partners ($0.83 per
        limited partner unit)              --              --               --      (3,712,520 )             --             --
     Net income                            --              --               --              --        3,729,454             --
                                 -------------   -------------  ---------------  --------------  ---------------  -------------

 Balance, December 31, 2002       $     1,000     $   208,255    $  45,000,000   $ (32,698,525 )  $  29,995,171   $ (5,383,945 )
                                 =============   =============  ===============  ==============  ===============  =============




                See accompanying notes to financial statements.


-----------

 Total
----------

 $38,834,326



  (3,712,520 )
   3,191,638
-------------

  38,313,444



  (3,712,520 )
   2,504,098
-------------

  37,105,022



  (3,712,520 )
   3,729,454
-------------

 $37,121,956
=============

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                   2002                2001                  2000
                                                             ------------------  ------------------    -----------------
   Cash Flows from Operating Activities:
    Net income                                                   $  3,729,454        $  2,504,098         $  3,191,638
                                                             ------------------  ------------------    -----------------
           Adjustments to reconcile net income to net cash
                provided by operating activities
           Depreciation                                               382,161             382,996              381,303
           Amortization of investment in direct financing
                leases                                                148,328             136,255              115,699
           Amortization                                                 4,373               4,332                4,332
           Equity in earnings of unconsolidated joint
                ventures, net of distributions                        124,492              15,038              215,799
           Loss (gain) on sale of assets                             (769,598 )                --               75,930
           Provision for write-down of assets                         143,065             566,043              140,819
           Decrease (increase) in receivables                          59,812              97,398              (91,359 )
           Decrease (increase) in due from related party                7,001              11,700              (13,705 )
           Increase in accrued rental income                         (163,691 )          (239,622 )           (248,177 )
           Decrease (increase) in other assets                        (11,251 )             5,199              (12,688 )
           Decrease in accounts payable and real estate
                taxes payable                                         (23,879 )           (53,919 )            (62,097 )
           Increase (decrease) in due to related parties                7,150            (116,269 )             53,447
           Increase (decrease) rents paid in advance and
                deposits                                               42,743                 (68 )             89,222
                                                             ------------------  ------------------    -----------------
                  Total adjustments                                   (49,294 )           809,083              648,525
                                                             ------------------  ------------------    -----------------

Net Cash Provided by Operating Activities                           3,680,160           3,313,181            3,840,163
                                                             ------------------  ------------------    -----------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                    2,928,771                  --            1,631,947
    Additions to real estate properties with operating             (2,602,786 )                --           (1,879,324 )
        leases
    Investment in joint ventures                                           --                  --             (769,498 )
    Return of capital from joint venture                                   --             400,000                   --
    Decrease (increase) in restricted cash                                 --                  --              384,096
    Payment of lease costs                                             (4,375 )                --                   --
                                                             ------------------  ------------------    -----------------
        Net cash provided by (used in) investing activities           321,610             400,000             (632,779 )
                                                             ------------------  ------------------    -----------------

Cash Flows from Financing Activities:
     Distributions to limited partners                             (3,712,520 )        (3,712,520 )         (3,712,520 )
                                                             ------------------  ------------------    -----------------
        Net cash used in financing activities                      (3,712,520 )        (3,712,520 )         (3,712,520 )
                                                             ------------------  ------------------    -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                  289,250                 661             (505,136 )

Cash and Cash Equivalents at Beginning of Year                      1,039,216           1,038,555            1,543,691
                                                             ------------------  ------------------    -----------------

Cash and Cash Equivalents at End of Year                         $  1,328,466        $  1,039,216         $  1,038,555
                                                             ==================  ==================    =================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Year Ended December 31,
                                                                    2002                 2001                 2000
                                                              -----------------    -----------------    -----------------

Supplemental Schedule of Non-Cash Financing Activities:

   Distributions declared and unpaid at December 31                $   928,130          $   928,130          $   928,130
                                                              =================    =================    =================



                See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records property acquisitions at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities approximately $491,500, $455,000, and $426,700, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodical rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of the leases are operating leases.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

         Lease Costs - Other assets include lease incentive costs and brokerage and legal fees associated with negotiating new leases and are amortized over the terms of the new leases using the straight-line method. When a property is sold or a lease is terminated the related lease cost, if any, net of accumulated amortization is removed from the accounts and charged against income.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply

                            CNL INCOME FUND XIV, LTD.
                        (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate Properties with operating leases consisted of the following at December 31:

                                                 2002              2001
                                            ----------------  ----------------

            Land                             $   15,214,610    $   14,407,070
            Buildings                            11,544,044        10,057,823
                                            ----------------  ----------------
                                                 26,758,654        24,464,893

            Less accumulated depreciation        (2,677,173 )      (2,312,160 )
                                            ----------------  ----------------

                                             $   24,081,481    $   22,152,733
                                            ================  ================

         During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of approximately $37,000 relating to the property located in Akron, Ohio. The tenant for this property filed for bankruptcy and ceased payments of rents under the terms of its lease agreement. The provision represented the difference between the net carrying value of the property at December 31, 2001 and its estimated fair value. In October 2002, the Partnership re-leased this property to a new tenant with rental payments expected to commence in early 2003.

         In addition, during 2001, the Partnership recorded a provision for write-down of assets of approximately $278,100 relating to the property located in Las Vegas, Nevada. The tenant of this property vacated the property and ceased operations. The provision represented the difference between the net carrying value of the property and its estimated fair value. In February 2002, the Partnership sold this property to a third party and received net sales proceeds of approximately $1,143,800, resulting in a gain of approximately $497,700. As of December 31, 2001, this property had been identified for sale. In March 2002, the Partnership reinvested these net sales proceeds in a property in San Antonio, Texas at an approximate cost of $1,262,200. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. In addition, in December 2002, the Partnership reinvested the net sales proceeds from the sale of the property in Greeley, Colorado in a property in Phoenix, Arizona at an approximate cost of $1,319,200.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases - Continued:
         --------------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                      2003                    $    2,674,373
                      2004                         2,822,946
                      2005                         2,865,794
                      2006                         2,887,293
                      2007                         2,950,485
                      Thereafter                  20,255,353
                                        ---------------------

                                              $   34,456,244
                                        =====================

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                     2002                     2001
                                                                ----------------         ----------------
             Minimum lease payments receivable                    $  9,067,495             $ 10,907,441
             Estimated residual values                               2,052,866                2,156,574
             Less unearned income                                   (5,289,899  )            (6,748,186  )
                                                                ----------------         ----------------

             Net investment in direct financing leases            $  5,830,462             $  6,315,829
                                                                ================         ================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                      2003                                     $   783,323
                      2004                                         790,648
                      2005                                         790,648
                      2006                                         793,809
                      2007                                         803,294
                      Thereafter                                 5,105,773
                                                          -----------------

                                                              $  9,067,495
                                                          =================

         During 2001, the Partnership recorded a provision for write-down of assets of approximately $211,900 for the property in Las Vegas, Nevada, because the tenant of this property vacated the property and ceased restaurant operations. The provision represented the difference between the net carrying value of the property and its estimated fair value. In February 2002, the Partnership sold this property to a third party.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures:
         ----------------------------

         The  Partnership  owns a 50%,  72.2%,  50%,  39.94%,  50%,  11% and 44%
         interest in the profits and losses of Attalla Joint Venture, Salem Joint Venture, Wood-Ridge Real Estate Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, and Duluth Joint Venture, respectively. In addition the Partnership has a 26% interest in the profits and losses of a property in Niles, Illinois, held as tenants-in-common. The remaining interest in these joint ventures and the property held as tenants-in-common are held by affiliates of the Partnership which have the same general partners.

         During 2000, the lease associated with the property owned by Melbourne Joint Venture was amended to provide for rent reductions due to financial difficulties the tenant was experiencing and the joint venture recorded a provision for write-down of assets of approximately $219,100. The provision represented the difference between the property's net carrying value at December 31, 2000 and its estimated fair value. In June 2001, the Partnership released this property to a new tenant.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. During 2001, the Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds.

         During 2002, the tenant of the property owned by Duluth Joint Venture experienced financial difficulties and ceased making rental payments to the joint venture. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. During the second quarter of 2002, the tenant began making rental payments to the joint venture and the joint venture recognized these amounts as rental revenues. At September 30, 2002, the joint venture recorded a provision for write-down of assets of approximately $65,800. The provision represented the difference between the property's net carrying value and its estimated fair value.

         As of December 31, 2002, Attalla Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, Duluth Joint Venture, and the Partnership and an affiliate, as tenants-in-common, each owned and leased one property, and Wood-Ridge Real Estate Joint Venture owned and leased five properties, to operators of fast-food or family-style restaurants. The following presents the condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at:

                                                                  December 31,                      December 31,
                                                                      2002                              2001
                                                               -------------------                -----------------
           Real estate properties with operating
               leases, net                                           $  9,087,636                      $ 9,255,329
           Net investment in direct financing lease                     1,185,476                        1,200,282
           Cash                                                            76,520                          141,460
           Accrued rental income                                          543,445                          513,697
           Accounts receivable                                              2,529                           66,676
           Other assets                                                    13,140                           16,859
           Liabilities                                                    142,107                          144,332
           Partners' Capital                                           10,766,639                       11,049,971

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

                                                          Year Ended December 31,
                                                   2002              2001               2000
                                               ---------------  ----------------  -----------------
          Revenues                                $ 1,193,814       $ 1,288,188        $ 1,204,248
          Lease termination income                         --           200,000                 --
          Expenses                                   (211,565 )        (246,031 )         (272,141 )
          Provision for write-down of assets          (65,755 )              --           (271,043 )
          Loss on sale of assets                           --           (84,473 )               --
                                               ---------------  ----------------  ----------------
          Net Income                               $  916,494       $ 1,157,684         $  661,064
                                               ===============  ================  =================

         The Partnership recognized income of $386,433, $498,273, and $266,023 during the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures and tenancy in common arrangements.

5.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership entered into three separate agreements, each with a third party, to sell the properties in Greeley, Colorado; Laurens, South Carolina; and Merriam, Kansas. During 2002, the Partnership sold these properties and received net sales proceeds of approximately $1,785,000, resulting in a net gain on disposal of discontinued operations of approximately $271,900. In anticipation of these sales, the Partnership recorded provisions for write-down of assets of approximately $123,400 and $19,600 during the year ended December 31, 2002, relating to the properties in Laurens, South
         Carolina and Merriam, Kansas, respectively. In addition, the Partnership had recorded provisions for write-down of assets in previous years of approximately $39,100 and $98,800 during the years ended December 31, 2001 and 2000 relating to the property in Laurens, South Carolina. The tenant of this property filed for bankruptcy during 1998 and rejected the lease relating to this property. The provision represented the difference between the property's net carrying value and its estimated fair value. The financial results for these three properties are reflected as Discontinued Operations in the accompanying financial statements. In December 2002, the Partnership reinvested a portion of these net sales proceeds in a property in Phoenix, Arizona.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                    Year Ended December 31,
                                                         2002                 2001               2000
                                                   -----------------     ----------------  ------------------
          Rental revenues                           $       154,325         $    176,546       $     184,288
          Expenses                                          (26,944 )            (51,008 )           (43,056 )
          Provisions for write-down of assets              (143,065 )            (39,096 )           (98,822 )
          Gain on disposal of assets                        271,909                   --                  --
                                                   -----------------     ----------------  ------------------
          Income from discontinued operations          $    256,225          $    86,442         $    42,410
                                                   =================     ================  ==================

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2002, 2001 and 2000.

         During each of the years ended December 31, 2002, 2001 and 2000, the Partnership declared distributions to the limited partners of $3,712,520. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2002              2001             2000
                                                                --------------    --------------  ---------------
             Net income for financial reporting purposes         $ 3,729,454       $ 2,504,098      $ 3,191,638

             Effect of timing differences relating to
                  depreciation                                       (42,452  )        (49,054  )       (44,656  )

             Effect of timing differences relating to
                  equity in earnings of joint ventures               (21,789  )         (6,710  )       133,500

             Effect of timing differences relating to
                  gains/losses on real estate property sales        (998,826  )             --          138,725

             Provision for write-down of assets                      143,065           566,043          140,819

             Direct financing leases recorded as operating
                  leases for tax reporting purposes                  148,328           136,255          115,699

             Effect of timing differences relating to                (77,256  )         47,335           23,218
                  allowance for doubtful accounts

             Accrued rental income                                  (163,691  )       (239,622  )      (248,177  )

             Deduction of transaction costs for tax
             reporting purposes                                           --                --         (239,842  )

             Rents paid in advance                                   123,602           (30,637  )        77,385

             Deferred rental income                                  (27,554  )         (3,570  )            --

             Other                                                     1,032             1,032            1,920
                                                                --------------    --------------  ---------------

             Net income for federal income tax purposes          $ 2,813,913       $ 2,925,170      $ 3,290,229
                                                                ==============    ==============  ===============


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. The Partnership incurred management fees of $39,837, $38,742, and $40,255, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $220,717, $234,884, and $109,991, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         In March 2002, the Partnership acquired a property in San Antonio, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,262,200. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the property.

         The due to related parties at December 31, 2002 and 2001 totaled $21,304 and $14,154, respectively.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents rental revenues from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held as tenants-in-common with an affiliate) for each of the years ended December 31:

                                                          2002                 2001                2000
                                                     ----------------     ----------------    ----------------
           Jack in the Box Inc. (formerly
               Foodmaker, Inc.)                         $   567,822            $ 544,315           $ 577,253
           Checkers Drive-In
                Restaurants, Inc.                           534,859              549,759             540,233
           Golden Corral Corporation                        698,979              491,463             548,433
           Flagstar Enterprises, Inc.                       421,564              425,666             424,211
           Denny's, Inc.                                    418,557                  N/A                 N/A

         In addition, the following schedule presents rental revenues income from individual restaurant chains, each representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held as tenants-in-common with an affiliate) for each of the years ended December 31:

                                                          2002                 2001                2000
                                                     ----------------     ----------------    ----------------
           Golden Corral Family Steakhouse
              Restaurants                                 $ 698,979            $ 689,256           $ 548,433
           Denny's                                          598,446              563,851             526,651
           Jack in the Box                                  567,822              544,315             577,253
           Checkers Drive-In Restaurants                    534,859              549,759             540,233
           Hardee's                                         421,564              390,736             424,211

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or group of affiliated tenants did not represent more than ten percent of the Partnership's rental revenues.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.

                  2002 Quarter              First          Second         Third          Fourth           Year
         ------------------------------- ------------  --------------- -------------  -------------- ---------------
         Continuing Operations (1):
            Revenues                        $820,952        $ 880,300     $ 848,514      $  849,524     $ 3,399,290
            Equity earnings of joint
              ventures                        65,419          101,524       118,922         100,568         386,433
            Income from continuing
              operations (1)               1,147,550          776,760       781,929         766,990       3,473,229
         Discontinued Operations (1):
            Revenues                          52,126           40,768        39,046          22,385         154,325
            Income (Loss) from
                discontinued
                operations                    40,454          (95,170 )     289,498          21,443         256,225

         Net Income                        1,188,004          681,590     1,071,427         788,433       3,729,454

         Net Income per limited partner unit:

           Continuing operations            $   0.25        $    0.17      $   0.18       $    0.17       $    0.77
           Discontinued operations              0.01            (0.02 )        0.06            0.01            0.06
                                         ------------  --------------- -------------  -------------- ---------------

                  Total                     $   0.26        $    0.15      $   0.24       $    0.18       $    0.83
                                         ============  =============== =============  ============== ===============

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000



10.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                  2001 Quarter               First         Second         Third          Fourth           Year
         -------------------------------  ------------ --------------- ------------  --------------- ---------------
         Continuing Operations (1):
            Revenues                        $ 846,392      $  852,213    $ 826,899       $  841,922     $ 3,367,426
            Equity earnings of joint
               ventures                        91,009         175,560      116,294          115,410         498,273
            Income from continuing
                operations                    612,006         276,837      790,945          737,868       2,417,656
         Discontinued operations (1):
              Revenues                         44,243          40,769       50,769           40,765         176,546
              Income (Loss) from
                discontinued
                operations                     32,254          28,158      (24,550 )         50,580          86,442

         Net Income                           644,260         304,995      766,395          788,448       2,504,098

         Net Income (Loss) per limited partner unit:

           Continuing operations             $   0.13       $    0.06     $   0.18        $    0.17       $    0.54
           Discontinued operations               0.01            0.01        (0.01 )           0.01            0.02
                                          ------------ --------------- ------------  --------------- ---------------
                  Total                      $   0.14       $    0.07     $   0.17        $    0.18       $    0.56
                                          ============ =============== ============  =============== ===============

(1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. This reclassification had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None
                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                                Amount Incurred
      Type of Compensation                                                                        For the Year
         and Recipient                            Method of Computation                     Ended December 31, 2002
---------------------------------      ---------------------------------------------     -------------------------------
Reimbursement  to affiliates for       Operating  expenses  are  reimbursed  at the      Accounting and administrative
operating expenses                     lower of cost or 90% of the prevailing  rate      services: $220,717
                                       at which comparable services could have
                                       been obtained in the same geographic
                                       area. Affiliates of the General Partners
                                       from time to time incur certain operating
                                       expenses on behalf of the Partnership for
                                       which the Partnership reimburses the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of the sum of  gross  revenues      $39,837
affiliate                              from   Properties   wholly   owned   by  the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of
                                       joint ventures in which the Partnership
                                       is a co-venturer. The management fee,
                                       which will not exceed competitive fees
                                       for comparable services in the same
                                       geographic area, may or may not be taken,
                                       in whole or in part as to any year, in
                                       the sole discretion of affiliates of the
                                       General Partners. All or any portion of
                                       the management fee not taken as to any
                                       fiscal year shall be deferred without
                                       interest and may be taken in such other
                                       fiscal year as the affiliates shall
                                       determine.

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




                                                                                                Amount Incurred
      Type of Compensation                                                                        For the Year
         and Recipient                            Method of Computation                     Ended December 31, 2002
---------------------------------      ---------------------------------------------     -------------------------------
General   Partners'    deferred,       A deferred,  subordinated share equal to one      $-0-
subordinated       share      of       percent of Partnership  distributions of net
Partnership net cash flow              cash flow,  subordinated  to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal to           $-0-
subordinated share of                  five percent of Partnership distributions
Partnership net sales                  of such net sales proceeds, subordinated to
proceeds from a sale or sales          certain minimum returns to the Limited Partners
not in liquidation of the
Partnership.

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

In addition, during 2002, the Partnership acquired one Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for a purchase price of approximately $1,262,200. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL Funding 2001-A, LP to acquire the Property.

Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the Years Ended December 31, 2002,
                     2001, and 2000

                  Statements of Partners' Capital for the Years Ended December
                     31, 2002, 2001, and 2000

                  Statements of Cash Flows for the Years Ended December 31,
                     2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

                  10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.


                                       CNL INCOME FUND XIV, LTD.

                                       By:CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------------
                                          ROBERT A. BOURNE, President


                                       By:ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------------
                                          ROBERT A. BOURNE


                                       By:JAMES M. SENEFF, JR.
                                          General Partner

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2003
------------------------------------     (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)



/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2003
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIV, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 24, 2003


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XIV, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

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

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


                                                      Additions                           Deductions
                                          ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to         Charged to         Deemed          mined to       Balance
                                    Beginning       Costs and            Other          Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses           Accounts          tible           lectible       of Year
----------    -----------------   --------------  ---------------     -------------    -------------     ------------  ------------
  2000        Allowance for
                  doubtful
                  accounts (a)        $  19,325       $   36,750         $  44,907 (b)       $   -- (c)     $ 22,426      $ 78,556
                                  ==============  ===============     =============    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $  78,556       $   11,945         $  64,296 (b)    $  28,906 (c)       $   --     $ 125,891
                                  ==============  ===============     =============    =============     ============  ============

  2002        Allowance for
                  doubtful
                  accounts (a)        $ 125,891          $    --            $   --        $  77,256 (c)       $   --      $ 48,635
                                  ==============  ===============     =============    =============     ============  ============


(a)    Deducted from receivables and accrued rental income on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.

                          CNL INCOME FUND XIV, LTD.
                          (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           December 31, 2002


                                                               Costs Capitalized
                                                               Subsequent To
                                           Initial Cost        Acquisition
                                  -------------------------------------
                       Encum-               Buildings Improve-  Carrying
                        brances     Land     Improvemenments    Costs
                       ---------- --------- ------------------- -------

Properties the Partnership
  has Invested in Under
  Operating Leases:

   Bennigan's Restaurant:
     Fayetteville, North C-rolina $605,712         -        -      -

   Burger King Restaurant:
     Alliance, Ohio       -        210,290         -        -      -

   Checkers Drive-In Restaurants:
     Boynton Beach, Florid-        501,606         -        -      -
     Chamblee, Georgia    -        332,737         -        -      -
     Delray Beach, Florida-        193,110         -        -      -
     Foley, Alabama       -        197,821         -        -      -
     Huntsville, Alabama  -        362,907         -        -      -
     Norcross, Georgia    -        474,262         -        -      -
     Orlando, Florida     -        559,646         -        -      -
     Pensacola, Florida   -        296,726         -        -      -
     Suwannee, Georgia    -        269,643         -        -      -
     St. Petersburg, Flori-a       338,396         -        -      -
     Coral Springs, Florid-        421,221         -        -      -

   Denny's Restaurants:
     Bullhead City, Arizon-        282,086   623,778  152,416      -
     Topeka, Kansas       -        420,446         -        -      -
     Tempe, Arizona       -        881,047         -        -      -
                          -
   El Ranchito Restaurant:
     Albemarle, North Caro-ina (m) 214,623   370,149        -      -

   Golden Corral Family
     Steakhouse Restaurants:
         Burlington, North-Carolina931,962         -  975,218      -
         Wilson, North Car-lina    415,390         -  833,156      -
         Bristol, Virginia-(l)     733,334  1,145,990  21,446      -

   Hardee's  Restaurants:
     Franklin, Tennessee  -        201,441   423,569        -      -
     Nashville, Tennessee -        315,087         -        -      -
     Antioch, Tennessee   -        296,341   485,974        -      -
     Batesville, Mississip-i       186,404   453,720        -      -
     Jacksonville, Florida-        385,903   409,773        -      -

   Jack in the Box Restaurants:
     Mesquite, Texas      -        449,442   528,882        -      -
     Plano, Texas         -        423,092   467,253        -      -
     Farmers Branch, Texas-        465,235   525,470        -      -
     Fort Worth, Texas    -        297,688   551,394        -      -
     Fort Worth, Texas    -        257,393   419,245        -      -
     Phoenix, Arizona     -        579,515   739,663        -      -

   Long John Silver's Restaurants:
     Apopka, Florida      -        320,435         -        -      -
     Houston, Texas       -        411,403         -        -      -
     Houston, Texas(i)    -        342,971   475,749        -      -
     Marion, Ohio         -        321,032         -        -      -

   Taco Cabana Restaurants:
     San Antonio, Texas (n-        537,051   725,112        -      -

   IHOP Restaurants:
     Akron, Ohio (h)      -        246,431   805,793        -      -

   Other:
     Marietta, Georgia (o)-        332,418         -        -      -
     Albemarle, North Caro-ina     202,363   447,278        -      -

                                  --------- --------- -------- ------

                                  $15,214,61$9,598,792$1,982,236   -
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
                                  ========= ========= ======== ======

Properties of Joint Venture in
   Which the Partnership has
   a 50% Interest and has
   Invested in Under
   Operating Leases:

       Boston Market Restaurants:
         Matthews, North C-rolina  409,942   737,391        -      -
         Raleigh, North Ca-olina   518,507   542,919        -      -

       Taco Bell Restaurant:
          Anniston, Alabam-        173,395   329,202        -      -

     Other:
         Murfreesboro, Ten-essee   398,313         -        -      -
         Blaine, Minnesota-        253,934   531,509        -      -
                                  --------- --------- -------- ------

                                  $1,754,091$2,141,021      -      -
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
                                  ========= ========= ======== ======

Property of Joint Venture
   in Which the Partnership
   has a 39.94% Interest and has
   Invested in Under an Operating
   Lease:

       Taco Bell Restaurant:
         Kingston, Tenness-e      $189,452         -  $328,445     -
                                  ========= ========= ======== ======

Property of Joint Venture
   in Which the Partnership
   has a 50% Interest and has
   Invested in Under an Operating
   Lease:

       Denny's Restaurant:
         Melbourne, Florid- (k)   $438,973  $639,141        -      -
                                  ========= ========= ======== ======

Property of Joint Venture
   in Which the Partnership
   has a 11% Interest and has
   Invested in Under an Operating
   Lease:

     IHOPcRestauranttaurants:
          Bossier City, Lo-isiana $453,016  $866,192        -      -
                                  ========= ========= ======== ======

Property of Joint Venture
   in Which the Partnership
   has a 44% Interest and has
   Invested in Under an Operating
   Lease:

     RoadhouselGrilltRestaurant:
          Duluth, Georgia -       $1,078,469       -        -      -
                                  ========= ========= ======== ======

Property of Tenants-in-Common
   in Which the Partnership
   has a 26% Interest and has
   Invested in Under an Operating
   Lease:

     Baker's Square
        Niles, Illinois (l-       $664,944  $838,434        -      -
                                  ========= ========= ======== ======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

       Bennigan's Restaurant:
          Fayetteville, No-th Carolina (j-  $931,239        -      -

       Burger King Restaurant:
          Alliance, Ohio  -              -   535,949        -      -

       Denny's Restaurants:
          Winslow, Arizona-        199,767   788,202        -      -
          Topeka, Kansas  -              -         -  489,014      -
          Tempe, Arizona  -              -         -  585,382      -

       Hardee's Restaurants:
          Nashville, Tenne-see           -   553,400        -      -

       Jack in the Box Restaurant:
          Shreveport, Loui-iana    240,811   848,338        -      -

       Long John Silver's Restaurants:
          Apopka, Florida -              -   506,493        -      -
          Houston, Texas  -              -   449,633        -      -
          Marion, Ohio    -              -   463,504        -      -
                                  --------- --------- -------- ------

                                  $440,578  $5,076,758$1,074,396   -
                                  ========= ========= ======== ======

Property of Joint Venture in
   Which the Partnership has a
   72.2% Interest and has Invested
   in Under a Direct Financing Lease:

       Denny's Restaurant:
          Salem, Ohio     -              -         -  $371,836     -
                                  ========= ========= ======== ======

Property of Joint Venture in
   Which the Partnership has a
   44.00% Interest and has Invested
   in Under a Direct Financing Lease:

     Roadhouse GrilluRestaurant:
          Duluth, Georgia -              -         -        -  $865,185
                                  ========= ========= ======== ======



                                                          Life on Which
                Gross Amount at Which                     Depreciation in
            Carried at Close of Period (c)  Date          Latest Income
-------------------------------------------
               Buildings and     Accumulatedof ConDate    Statement is
   Land     ImprovementsTotal    DepreciatiostructAcquired Computed
----------- -------------------- ----------------------------------






 $605,712        (g)  $605,712        (e) 1983  10/98     (e)


  210,290        (g)  210,290         (e) 1994  07/94     (e)


  501,606         -   501,606         (d)  -    03/94     (d)
  332,737         -   332,737         (d)  -    03/94     (d)
  193,110         -   193,110         (d)  -    03/94     (d)
  197,821         -   197,821         (d)  -    03/94     (d)
  362,907         -   362,907         (d)  -    03/94     (d)
  474,262         -   474,262         (d)  -    03/94     (d)
  559,646         -   559,646         (d)  -    03/94     (d)
  296,726         -   296,726         (d)  -    03/94     (d)
  269,643         -   269,643         (d)  -    03/94     (d)
  338,396         -   338,396         (d)  -    03/95     (d)
  421,221         -   421,221         (d)  -    03/95     (d)


  282,086   776,194   1,058,280  235,125  1988  09/93     (b)
  420,446        (g)  420,446         (e) 1994  10/93     (e)
  881,047        (g)  881,047         (e) 1994  11/93     (e)


  214,623   370,149   584,772     65,112  1994  04/94     (m)



  931,962   975,218   1,907,180  292,655  1993  10/93     (b)
  415,390   833,156   1,248,546  255,641  1993  10/93     (b)
  733,334  1,167,436  1,900,770   84,315  2000  11/00     (b)


  201,441   423,569   625,010    129,098  1993  11/93     (b)
  315,087        (g)  315,087         (e) 1993  11/93     (e)
  296,341   485,974   782,315    148,118  1993  11/93     (b)
  186,404   453,720   640,124    136,862  1993  12/93     (b)
  385,903   409,773   795,676    123,606  1993  12/93     (b)


  449,442   528,882   978,324    161,196  1992  11/93     (b)
  423,092   467,253   890,345    141,474  1992  11/93     (b)
  465,235   525,470   990,705    159,080  1988  12/93     (b)
  297,688   551,394   849,082    165,972  1992  12/93     (b)
  257,393   419,245   676,638    126,922  1983  12/93     (b)
  579,515   739,663   1,319,178    2,055  2002  12/02     (b)


  320,435        (g)  320,435         (e) 1994  03/94     (e)
  411,403        (g)  411,403         (e) 1993  03/94     (e)
  342,971   475,749   818,720     62,878  1994  04/94     (i)
  321,032        (g)  321,032         (e) 1994  06/94     (e)


  537,051   725,112   1,262,163   20,142  1993  03/02     (b)


  246,431   768,809   1,015,240  228,848  1993  10/93     (b)


  332,418        (o)  332,418         (o)  -    03/94     (o)
  202,363   447,278   649,641    138,074  1992  09/93     (b)

---------- ---------  -------- ----------

$15,214,610$11,544,044$26,758,6$2,677,173
========== =========  ======== ==========








 $196,274  $434,428   $630,702  $131,042  1993  11/93     (b)
========== =========  ======== ==========








  409,942   737,391   1,147,333  153,124  1994  10/96     (b)
  518,507   542,919   1,061,426  112,741  1994  10/96     (b)


  173,395   329,202   502,597     65,586  1993  01/97     (b)


  398,313         -   398,313         (d) 1996  10/96     (d)
  253,934   531,509   785,443    110,371  1996  10/96     (b)
---------- ---------  -------- ----------

$1,754,091 $2,141,021 $3,895,112$441,822
========== =========  ======== ==========








 $131,762        (g)  $131,762        (e) 1991  03/95     (e)
==========            ========








 $189,452  $328,445   $517,897   $55,713  1997  11/97     (b)
========== =========  ======== ==========








 $438,973  $420,088   $859,061   $44,371  1998  04/98     (k)
========== =========  ======== ==========








 $453,016  $866,192   $1,319,208 $91,161  1998  11/99     (b)
========== =========  ======== ==========








$1,078,469       (g)  $1,078,469  (e)     2000  12/99     (e)
==========            ========








 $664,944  $838,434   $1,503,378 $83,844  2000  01/00     (b)
========== =========  ======== ==========






        -        (g)       (g)        (e) 1983  10/98     (e)


        -        (g)       (g)        (e) 1994  07/94     (e)


       (g)       (g)       (g)        (f) 1993  09/93     (f)
        -        (g)       (g)        (e) 1994  10/93     (e)
        -        (g)       (g)        (e) 1994  11/93     (e)


        -        (g)       (g)        (e) 1993  11/93     (e)


       (g)       (g)       (g)        (f) 1993  11/93     (f)


        -        (g)       (g)        (e) 1994  03/94     (e)
        -        (g)       (g)        (e) 1993  03/94     (e)
        -        (g)       (g)        (e) 1994  06/94     (e)
----------

        -
==========







        -        (g)       (g)        (e) 1991  03/95     (e)
==========







        -        (g)       (g)        (e) 1999  12/99     (e)
==========



                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002

(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                             Accumulated
                                                                         Cost               Depreciation
                                                                   -----------------      --------------------
          Properties the Partnership has invested in Under
               Operating Leases:

              Balance, December 31, 1999                               $ 24,552,039           $   1,834,534
              Acquisitions                                                1,879,324                      --
              Dispositions                                               (1,717,627 )              (199,438 )
              Depreciation expense                                               --                 335,798
                                                                   -----------------      ------------------

              Balance, December 31, 2000                                 24,713,736               1,970,894
              Provision for write-down of assets                           (248,843 )                    --
              Depreciation expense                                               --                 341,266
                                                                   -----------------      ------------------

              Balance, December 31, 2001                                 24,464,893               2,312,160
              Acquisitions (n)                                            2,602,786                      --
              Dispositions                                                 (309,025 )                    --
              Depreciation expense                                               --                 365,013
                                                                   -----------------      ------------------

              Balance, December 31, 2002                               $ 26,758,654            $  2,677,173
                                                                   =================      ==================

          Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1999                                $   630,702             $    87,599
              Depreciation expense                                               --                  14,481
                                                                   -----------------      ------------------

              Balance, December 31, 2000                                    630,702                 102,080
              Depreciation expense                                               --                  14,481
                                                                   -----------------      ------------------

              Balance, December 31, 2001                                    630,702                 116,561
              Depreciation expense                                               --                  14,481
                                                                   -----------------      ------------------

              Balance, December 31, 2002                                $   630,702            $    131,042
                                                                   =================      ==================




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                            Accumulated
                                                                        Cost               Depreciation
                                                                  -----------------      ------------------

         Properties of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under Operating Leases:

              Balance, December 31, 1999                              $  4,883,784            $    301,472
              Depreciation expense                                              --                  94,203
                                                                  -----------------      ------------------

              Balance, December 31, 2000                                 4,883,784                 395,675
              Dispositions                                                (988,672 )              (104,199 )
              Depreciation expense                                              --                  78,979
                                                                  -----------------      ------------------

              Balance, December 31, 2001                                 3,895,112                 370,455
              Depreciation expense                                              --                  71,367
                                                                  -----------------      ------------------

              Balance, December 31, 2002                              $  3,895,112       $
                                                                                         441,822
                                                                  =================      ==================

         Properties of Joint Venture in Which the Partnership has a 72.2%
            Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1999                               $   131,762               $      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------

              Balance, December 31, 2000                                   131,762                      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------

              Balance, December 31, 2001                                   131,762                      --
              Depreciation expense (e)                                          --                      --
                                                                  -----------------      ------------------

              Balance, December 31, 2002                               $   131,762               $      --
                                                                  =================      ==================




                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                         Accumulated
                                                                    Cost                Depreciation
                                                               ----------------       ------------------
      Property of Joint Venture in Which the Partnership has a 39.94% Interest
         and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                             $   517,897              $    22,869
            Depreciation expense                                            --                   10,948
                                                               ----------------       ------------------

            Balance, December 31, 2000                                 517,897                   33,817
            Depreciation expense                                            --                   10,948
                                                               ----------------       ------------------

            Balance, December 31, 2001                                 517,897                   44,765
            Depreciation expense                                            --                   10,948
                                                               ----------------       ------------------

            Balance, December 31, 2002                             $   517,897              $    55,713
                                                               ================       ==================

      Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                             $   438,973                $      --
            Reclassified from a direct financing lease                 639,141                       --
            Provision for write-down of assets                        (219,053 )                     --
            Depreciation expense                                            --                   16,219
                                                               ----------------       ------------------

            Balance, December 31, 2000                                 859,061                   16,219
            Depreciation Expense                                            --                   14,076
                                                               ----------------       ------------------

            Balance, December 31, 2001                                 859,061                   30,295
            Depreciation Expense                                            --                   14,076
                                                               ----------------       ------------------

            Balance, December 31, 2002                             $   859,061              $    44,371
                                                               ================       ==================


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                         Accumulated
                                                                    Cost                Depreciation
                                                               ----------------       ------------------

      Property of Joint Venture in Which the Partnership has a 11% Interest and has Invested in Under an Operating Lease:

           Balance, December 31, 1999                                        $                $   4,542
                                                                     1,319,208
           Depreciation expense                                             --                   28,873
                                                                ---------------        -----------------

           Balance, December 31, 2000                                1,319,208                   33,415
           Depreciation expense                                             --                   28,873
                                                                ---------------        -----------------

           Balance, December 31, 2001                                1,319,208                   62,288
           Depreciation expense                                             --                   28,873
                                                                ---------------        -----------------

           Balance, December 31, 2002                              $ 1,319,208               $   91,161
                                                                ===============        =================

      Property of Joint Venture in Which the Partnership has a 44% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                              $ 1,083,153                $     --
            Acquisition                                                865,184                       --
            Depreciation expense                                            --                    7,210
                                                                ---------------        -----------------

            Balance, December 31, 2000                               1,948,337                    7,210
            Reclassified to a direct financing lease                  (869,868  )                (7,210  )
            Depreciation Expense                                            --                       --
                                                                ---------------        -----------------

            Balance, December 31, 2001                               1,078,469                       --
            Depreciation expense                                            --                       --
                                                                ---------------        -----------------

            Balance, December 31, 2002                             $ 1,078,469                 $     --
                                                                ===============        =================


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                         Accumulated
                                                                     Cost                Depreciation
                                                                ---------------        -----------------
      Property held as Tenant-in-Common in Which the Partnership has a 26%
         Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                 $    --                 $     --
            Acquisitions                                             1,503,378                       --
            Depreciation Expense                                            --                   27,948
                                                                ---------------        -----------------

            Balance, December 31, 2000                               1,503,378                   27,948
            Depreciation expense                                            --                   27,948
                                                                ---------------        -----------------

            Balance, December 31, 2001                               1,503,378                   55,896
            Depreciation expense                                            --                   27,948
                                                                ---------------        -----------------

            Balance, December 31, 2002                             $ 1,503,378         $         83,844
                                                                ===============        =================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years. All of the leases are treated as operating leases for federal income tax purposes.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $31,532,548 and $11,078,889, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

(e) The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

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

(h) Effective August 1994, the lease for this Property was terminated, resulting in the lease being reclassified as an operating lease. The land and building were recorded at net book value and the building is being depreciated over its remaining life of approximately 29 years. The undepreciated cost of the Property in Akron, Ohio was written down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $37,000 at December 31, 2001. The tenant of this Property filed for bankruptcy and ceased payments of rents under its lease. The impairment at December 31, 2001 represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets. The Partnership re-leased this Property during 2002 and the tenant converted the Property to an IHOP.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


(i) Effective October 1999, the lease for this Property was amended, resulting in the reclassification of the land and building portions of the lease to an operating lease. The building was recorded at net book value and depreciated over its estimated remaining life of approximately 24.5 years.

(j) During the year ended December 31, 1998, the Partnership purchased a real estate property from CNL First Corp., an affiliate of the General Partners, for an aggregate cost of approximately $1,537,000.

(k) Effective February 2000, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and is being depreciated over its estimated remaining life of approximately 29 years.

(l) During the year ended December 31, 2000, the Partnership purchased a real estate property from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of approximately $1,900,800. In addition, during the year ended December 31, 2000, the Partnership and an affiliate, as tenants-in-common, purchased a real estate property from CNL BB Corp., an affiliate of the General Partners for an aggregate cost of approximately $1,503,400.

(m) Effective June 1998, the lease for this Property was terminated, resulting in the reclassification of the land and building portions of the lease to an operating lease. The land and building were recorded at net book value and the building is being depreciated over its estimated remaining life of approximately 26 years.

(n) During the year ended December 31, 2002, the Partnership purchased a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,262,200.

(o) In October 2002, the Property in Marietta, Georgia was destroyed by fire. As of December 31, 2002, the total undepreciated cost of the building was removed from the accounts; therefore, depreciations is not applicable.