Form 10-Q
period 2003-03-31
CNL INCOME FUND XIV LTD
filed 2003-05-13
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XIV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-3143096
--------------------------------              -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
--------------------------------              -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                              -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





Part I                                                                 Page
                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   6-7

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           8

   Item 4.    Controls and Procedures                                   8

Part II

   Other Information                                                    9-10

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,             December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $  23,717,818          $  24,081,481
  Net investment in direct financing leases                                        6,060,250              5,830,462
  Investment in joint ventures                                                     4,493,240              4,513,911
  Cash and cash equivalents                                                        1,261,285              1,328,466
  Receivables                                                                             --                 20,276
  Accrued rental income, less allowance for doubtful
      accounts of $48,635 in 2003 and 2002                                         2,504,801              2,462,242
  Other assets                                                                        51,882                 60,019
                                                                          -------------------    -------------------

                                                                               $  38,089,276          $  38,296,857
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                              $     41,711            $     7,365
  Real estate taxes payable                                                            5,124                 19,009
  Distributions payable                                                              928,130                928,130
  Due to related parties                                                              22,774                 21,304
  Rents paid in advance and deposits                                                 132,283                175,204
  Deferred rental income                                                              28,150                 23,889
                                                                          -------------------    -------------------
      Total liabilities                                                            1,158,172              1,174,901

  Partners' capital                                                               36,931,104             37,121,956
                                                                          -------------------    -------------------

                                                                               $  38,089,276          $  38,296,857
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2003                2002
                                                                           ----------------    ---------------
  Revenues:
      Rental income from operating leases                                      $   711,408         $  654,351
      Earned income from direct financing leases                                   154,272            157,222
      Contingent rental income                                                      10,330              5,283
      Interest and other income                                                        554              4,095
                                                                           ----------------    ---------------
                                                                                   876,564            820,951
                                                                           ----------------    ---------------

  Expenses:
      General operating and administrative                                          87,698             89,208
      Property expenses                                                              4,242             19,562
      Management fees to related parties                                             9,607             10,239
      State and other taxes                                                         48,577             32,025
      Depreciation and amortization                                                 98,665             85,475
                                                                           ----------------    ---------------
                                                                                   248,789            236,509
                                                                           ----------------    ---------------

  Income Before Gain on Sale of Assets and Equity
      in Earnings of Joint Ventures                                                627,775            584,442

  Gain on Sale of Assets                                                                --            497,688

  Equity in Earnings of Joint Ventures                                             109,503             65,419
                                                                           ----------------    ---------------

  Income from Continuing Operations                                                737,278          1,147,549

  Discontinued Operations:
      Income from discontinued operations                                               --             40,455
                                                                           ----------------    ---------------

  Net Income                                                                   $   737,278        $ 1,188,004
                                                                           ================    ===============

  Net Income Per Limited Partner Unit:
      Continuing operations                                                     $     0.16          $    0.25
      Discontinued operations                                                           --               0.01
                                                                           ----------------    ---------------

                                                                                $     0.16          $    0.26
                                                                           ================    ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                                          4,500,000          4,500,000
                                                                           ================    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                            $    209,256          $    209,256
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      209,256               209,256
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              36,912,700            36,895,766
    Net income                                                                        737,278             3,729,454
    Distributions ($0.21 and $0.83 per
       limited partner unit, respectively)                                           (928,130 )          (3,712,520 )
                                                                           -------------------    ------------------
                                                                                   36,721,848            36,912,700
                                                                           -------------------    ------------------

Total partners' capital                                                        $   36,931,104         $  37,121,956
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                     2003                  2002
                                                                                ----------------      ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                       $   874,074           $   841,566
                                                                                ----------------      ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                          --             1,143,753
       Additions to real estate properties with operating leases                             --            (1,262,163 )
       Payment of lease costs                                                           (13,125 )                  --
                                                                                ----------------      ----------------
          Net cash used in investing activities                                         (13,125 )            (118,410 )
                                                                                ----------------      ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                               (928,130 )            (928,130 )
                                                                                ----------------      ----------------
          Net cash used in financing activities                                        (928,130 )            (928,130 )
                                                                                ----------------      ----------------

Net Decrease in Cash and Cash Equivalents                                               (67,181 )            (204,974 )

Cash and Cash Equivalents at Beginning of Quarter                                     1,328,466             1,039,216
                                                                                ----------------      ----------------

Cash and Cash Equivalents at End of Quarter                                        $  1,261,285           $   834,242
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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 42 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $874,074 and $841,566 for the quarters ended March 31, 2003 and 2002, respectively. The increase in cash from operating activities during the quarter ended March 31, 2003, as compared to the same period of 2002, was the result of changes in income and expenses and changes in the Partnership's working capital.

         At March 31, 2003, the Partnership had $1,261,285 invested in cash and cash equivalents, as compared to $1,328,466 at December 31, 2002. The funds remaining at March 31, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, were $1,158,172 at March 31, 2003, as compared to $1,174,901 at December 31, 2002. The decrease in liabilities at March 31, 2003 was due to a decrease in rents paid in advance at March 31, 2003, as compared to December 31, 2002. The decrease was partially offset by an increase in accounts payable. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $928,130 for each of the quarters ended March 31, 2003 and 2002. This represents distributions of $0.21 per unit for the quarters ended March 31, 2003 and 2002. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $865,680 during the quarter ended March 31, 2003, as compared to $811,573 during the same period of 2002. Rental revenues were higher during the quarter ended March 31, 2003 because during 2002, the Partnership acquired two Properties, one in San Antonio, Texas and the other in Phoenix, Arizona. In addition, in October 2002, the Partnership entered into a new lease with a new tenant for the Property in Akron, Ohio, which had been vacant since November 2000. The new tenant converted the Property to a new concept and commenced rental payments in February 2003.

         The Partnership also earned $109,503 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $65,419 during the same period of 2002. Net income earned by joint ventures was lower during the quarter ended March 31, 2002, because the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 44% interest, experienced financial difficulties and ceased making rental payments. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. During the second quarter of 2002, the tenant resumed making rental payments to the joint venture.

         Operating expenses, including depreciation and amortization expense, were $248,789 during the quarter ended March 31, 2003, as compared to $236,509 during the same period of 2002. Operating expenses were higher during the quarter ended March 31, 2003, due to an increase in state tax expense relating to several states in which the Partnership conducts business and an increase in depreciation expense related to the acquisition of two Properties during 2002. The increase in operating expenses during the quarter ended March 31, 2003, was partially offset by a decrease in Property expenses because during 2002 the Partnership sold one of the two vacant Properties and re-leased the other one. The Partnership did not incur additional expenses related to these Properties once they were re-leased or sold.

         As a result of the sale of the Property in Las Vegas, Nevada, the Partnership recognized a gain on sale of assets of $497,688 during the quarter ended March 31, 2002. This Property had been identified for sale as of December 31, 2001.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses), of $40,455 during the quarter ended March 31, 2002 relating to these Properties. The Partnership sold these Properties located in Greeley, Colorado; Laurens, South Carolina; and Merriam, Kansas subsequent to March 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

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

                 10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

                (b)       Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended March 31, 2003

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of  May, 2003


                                            CNL INCOME FUND XIV, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                 By:/s/ James M. Seneff, Jr.
                                                    ---------------------------
                                                    JAMES M. SENEFF, JR.
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)


                                                 By:/s/ Robert A. Bourne
                                                    ---------------------------
                                                    ROBERT A. BOURNE
                                                    President and Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)

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

Date:  May 6, 2003


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

Date:  May 6, 2003


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