Form 10-Q
period 2003-06-30
CNL INCOME FUND XIV LTD
filed 2003-08-13
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XIV, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-3143096
-------------------------------              -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
-------------------------------              -------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                             -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





Part I                                                                 Page
                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   6-8

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           8

   Item 4.    Controls and Procedures                                   8

Part II

   Other Information                                                    9-10

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $  23,620,558          $  24,081,481
  Net investment in direct financing leases                                        6,024,333              5,830,462
  Investment in joint ventures                                                     4,495,601              4,513,911
  Cash and cash equivalents                                                        1,208,945              1,328,466
  Receivables                                                                          6,786                 20,276
  Accrued rental income, less allowance for doubtful
      accounts of $48,635 in 2003 and 2002                                         2,549,816              2,462,242
  Other assets                                                                        60,849                 60,019
                                                                          -------------------    -------------------

                                                                               $  37,966,888          $  38,296,857
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                              $     15,081            $     7,365
  Real estate taxes payable                                                            5,084                 19,009
  Distributions payable                                                              928,130                928,130
  Due to related parties                                                              16,819                 21,304
  Rents paid in advance and deposits                                                 138,117                175,204
  Deferred rental income                                                              26,496                 23,889
                                                                          -------------------    -------------------
      Total liabilities                                                            1,129,727              1,174,901

  Partners' capital                                                               36,837,161             37,121,956
                                                                          -------------------    -------------------

                                                                               $  37,966,888          $  38,296,857
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                 Six Months Ended
                                                               June 30,                        June 30,
                                                         2003             2002           2003            2002
                                                     -------------    -------------  --------------  --------------
  Revenues:
      Rental income from operating leases               $ 731,283        $ 686,016     $ 1,442,691      $1,340,367
      Earned income from direct financing leases          151,226          180,410         305,498         337,632
      Contingent rental income                             18,347           10,965          28,677          16,248
      Interest and other income                             2,091            2,911           2,645           7,006
                                                     -------------    -------------  --------------  --------------
                                                          902,947          880,302       1,779,511       1,701,253
                                                     -------------    -------------  --------------  --------------

  Expenses:
      General operating and administrative                 65,859           74,664         153,557         163,872
      Property related                                      3,465           19,969           7,707          39,531
      Management fees to related parties                   10,476            8,968          20,083          19,207
      State and other taxes                                 1,222            4,892          49,799          36,917
      Depreciation and amortization                        98,517           96,572         197,182         182,048
                                                     -------------    -------------  --------------  --------------
                                                          179,539          205,065         428,328         441,575
                                                     -------------    -------------  --------------  --------------

  Income Before Gain on Sale of Assets and
      Equity in Earnings of Joint Ventures                723,408          675,237       1,351,183       1,259,678

  Gain on Sale of Assets                                       --               --              --         497,689

  Equity in Earnings of Joint Ventures                    110,779          101,525         220,282         166,944
                                                     -------------    -------------  --------------  --------------

  Income from Continuing Operations                       834,187          776,762       1,571,465       1,924,311

  Discontinued Operations:
      Loss from discontinued operations                        --         (95,172)              --        (54,717)
                                                     -------------    -------------  --------------  --------------

  Net Income                                            $ 834,187        $ 681,590     $ 1,571,465      $1,869,594
                                                     =============    =============  ==============  ==============

  Income (Loss) Per Limited Partner Unit:
      Continuing operations                              $   0.19         $   0.17       $    0.35        $   0.43
      Discontinued operations                                  --            (0.02 )            --           (0.01 )
                                                     -------------    -------------  --------------  --------------

                                                         $   0.19         $   0.15       $    0.35        $   0.42
                                                     =============    =============  ==============  ==============

  Weighted Average Number of Limited Partner
      Units Outstanding                                 4,500,000        4,500,000       4,500,000       4,500,000
                                                     =============    =============  ==============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     209,255          $    209,255
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      209,255               209,255
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              36,912,701            36,895,767
    Net income                                                                      1,571,465             3,729,454
    Distributions ($0.41 and $0.83 per
       limited partner unit, respectively)                                         (1,856,260 )          (3,712,520 )
                                                                          --------------------    ------------------
                                                                                   36,627,906            36,912,701
                                                                          --------------------    ------------------

Total partners' capital                                                        $   36,837,161         $  37,121,956
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     2003                  2002
                                                                                ----------------      ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $  1,749,864          $  1,712,909
                                                                                ----------------      ----------------

    Cash Flows from Investing Activities:
       Additions to real estate properties with operating leases                             --            (1,283,608 )
       Proceeds from sale of assets                                                          --             1,143,753
       Payment of lease costs                                                           (13,125 )                  --
                                                                                ----------------      ----------------
          Net cash used in investing activities                                         (13,125 )            (139,855 )
                                                                                ----------------      ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (1,856,260 )          (1,856,260 )
                                                                                ----------------      ----------------
          Net cash used in financing activities                                      (1,856,260 )          (1,856,260 )
                                                                                ----------------      ----------------

Net Decrease in Cash and Cash Equivalents                                              (119,521 )            (283,206 )

Cash and Cash Equivalents at Beginning of Period                                      1,328,466             1,039,216
                                                                                ----------------      ----------------

Cash and Cash Equivalents at End of Period                                         $  1,208,945           $   756,010
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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002, the Partnership owned 43 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2003, the Partnership owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,749,864 and $1,712,909 for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, the Partnership had $1,208,945 in cash and cash equivalents, as compared to $1,328,466 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,856,260 for each of the six months ended June 30, 2003 and 2002, ($928,130 for each of the quarters ended June 30, 2003 and 2002). This represents distributions of $0.41 per unit for the six months ended June 30, 2003 and 2002, ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $1,129,727 at June 30, 2003, as compared to $1,174,901 at December 31, 2002. The decrease in liabilities at June 30, 2003 was primarily due to a decrease in rents paid in advance and deposits at June 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,748,189 during the six months ended June 30, 2003, as compared to $1,677,999 during the same period of 2002, $882,509 and $866,426 of which were earned during the second quarters of 2003 and 2002, respectively. Rental revenues were higher during the quarter and six months ended June 30, 2003 because in March 2002 and December 2002, the Partnership acquired two Properties, one in San Antonio, Texas and the other in Phoenix, Arizona. In addition, in October 2002, the Partnership entered into a new lease with a new tenant for the Property in Akron, Ohio, which had been vacant since November 2000. The new tenant converted the Property to a new concept and commenced rental payments in February 2003. The increase in rental revenues was partially offset by a decrease in rental revenues resulting from the 2002 sale of the Property in Las Vegas, Nevada.

         The Partnership also earned $28,677 in contingent rental income during the six months ended June 30, 2003, as compared to $16,248 during the same period of 2002, $18,347 and $10,965 of which were earned during the second quarters of 2003 and 2002, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 2003, as compared to the same periods of 2002, was primarily due to an increase in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         The Partnership also earned $220,282 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2003, as compared to $166,944 during the same period of 2002, $110,779 and $101,525 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Net income earned by joint ventures was lower during the six months ended June 30, 2002, because the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 44% interest, experienced financial difficulties and ceased making rental payments. As a result, Duluth Joint Venture stopped recording rental revenues during the quarter ended March 31, 2002. During the second quarter of 2002, the tenant resumed, and has continued, making rental payments to the joint venture.

         Operating expenses, including depreciation amortization expense, were $428,328 during the six months ended June 30, 2003, as compared to $441,575 during the same period of 2002, $179,539 and $205,065 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. Operating expenses were lower during the quarter and six months ended June 30, 2003, due to a decrease in Property expenses resulting from the 2002 sale of one of the two vacant Properties and the 2003 re-lease of the other one. The Partnership did not incur additional expenses related to these Properties once they were re-leased or sold. In addition, operating expenses were lower during the quarter and six months ended June 30, 2003, due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during the six months ended June 30, 2003, was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business and an increase in depreciation expense related to the acquisition of two Properties during 2002.

         As a result of the sale of the Property in Las Vegas, Nevada, the Partnership recognized a gain of approximately $497,700 during the six months ended June 30, 2002. This Property had been identified for sale as of December 31, 2001, and therefore, was not subject to be classified as Discontinued Operations.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses) of $95,172 and $54,717 during the quarter and six months ended June 30, 2002 relating to these Properties. The Partnership sold these Properties located in Greeley, Colorado; Laurens, South Carolina; and Merriam, Kansas subsequent to June 30, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                 31.1 Certification  of Chief  Executive  Officer  of  Corporate
                      General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 31.2 Certification  of Chief  Financial  Officer  of  Corporate
                      General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 32.1 Certification  of Chief  Executive  Officer  of  Corporate
                      General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 32.2 Certification  of Chief  Financial  Officer  of  Corporate
                      General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2003

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 5th day of August 2003


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

                  31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2