Form 10-Q
period 2003-09-30
CNL INCOME FUND XIV LTD
filed 2003-11-13
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XIV, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                          59-3143096
----------------------------------              ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
----------------------------------              ------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                ------------------------------


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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            September 30,           December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $  23,521,136          $  24,081,481
  Net investment in direct financing leases                                        5,986,820              5,830,462
  Investment in joint ventures                                                     4,479,183              4,513,911
  Cash and cash equivalents                                                        1,288,229              1,328,466
  Receivables, less allowance for doubtful accounts of $6,751 in
      2003                                                                             2,476                 20,276
  Accrued rental income, less allowance for doubtful
      accounts of $48,635 in 2003 and 2002                                         2,582,865              2,462,242
  Other assets                                                                        71,670                 60,019
                                                                          -------------------    -------------------

                                                                               $  37,932,379          $  38,296,857
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                         $     17,184            $     7,365
  Real estate taxes payable                                                              953                 19,009
  Distributions payable                                                              928,130                928,130
  Due to related parties                                                              24,766                 21,304
  Rents paid in advance and deposits                                                 205,916                175,204
  Deferred rental income                                                              25,965                 23,889
                                                                          -------------------    -------------------
      Total liabilities                                                            1,202,914              1,174,901

  Partners' capital                                                               36,729,465             37,121,956
                                                                          -------------------    -------------------

                                                                               $  37,932,379          $  38,296,857
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                 Nine Months Ended
                                                             September 30,                   September 30,
                                                         2003             2002           2003            2002
                                                     -------------    -------------  --------------  --------------
  Revenues:
      Rental income from operating leases               $ 724,690        $ 753,292     $ 2,167,381      $2,093,656
      Earned income from direct financing leases          154,188           80,406         459,686         418,038
      Contingent rental income                             13,005           14,072          41,682          30,320
      Interest and other income                               466              745           3,111           7,751
                                                     -------------    -------------  --------------  --------------
                                                          892,349          848,515       2,671,860       2,549,765
                                                     -------------    -------------  --------------  --------------

  Expenses:
      General operating and administrative                 64,073           71,320         217,630         235,192
      Property related                                      8,879           11,458          16,586          50,989
      Management fees to related parties                   10,197           10,108          30,280          29,315
      State and other taxes                                 1,819               --          51,618          36,917
      Depreciation and amortization                       100,679           92,621         297,861         274,669
                                                     -------------    -------------  --------------  --------------
                                                          185,647          185,507         613,975         627,082
                                                     -------------    -------------  --------------  --------------

  Income Before Gain on Sale of Assets and
      Equity in Earnings of Joint Ventures                706,702          663,008       2,057,885       1,922,683

  Gain on Sale of Assets                                       --               --              --         497,689

  Equity in Earnings of Joint Ventures                    113,732          118,922         334,014         285,866
                                                     -------------    -------------  --------------  --------------

  Income from Continuing Operations                       820,434          781,930       2,391,899       2,706,238
                                                     -------------    -------------  --------------  --------------

  Discontinued Operations:
      Income (Loss) from discontinued operations               --           17,588              --         (37,126 )
      Gain on disposal of discontinued operations              --          271,909              --         271,909
                                                     -------------    -------------  --------------  --------------
                                                               --          289,497              --         234,783
                                                     -------------    -------------  --------------  --------------

  Net Income                                            $ 820,434      $ 1,071,427     $ 2,391,899      $2,941,021
                                                     =============    =============  ==============  ==============

  Income Per Limited Partner Unit:
      Continuing operations                              $   0.18         $   0.18       $    0.53        $   0.60
      Discontinued operations                                  --             0.06              --            0.05
                                                     -------------    -------------  --------------  --------------

                                                         $   0.18         $   0.24       $    0.53        $   0.65
                                                     =============    =============  ==============  ==============

  Weighted Average Number of Limited Partner
      Units Outstanding                                 4,500,000        4,500,000       4,500,000       4,500,000
                                                     =============    =============  ==============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                      Nine Months Ended          Year Ended
                                                        September 30,           December 31,
                                                            2003                    2002
                                                    ----------------------    ------------------
General partners:
    Beginning balance                                      $      209,255          $    209,255
    Net income                                                         --                    --
                                                    ----------------------    ------------------
                                                                  209,255               209,255
                                                    ----------------------    ------------------

Limited partners:
    Beginning balance                                          36,912,701            36,895,767
    Net income                                                  2,391,899             3,729,454
    Distributions ($0.62 and $0.83 per
       limited partner unit, respectively)                     (2,784,390 )          (3,712,520 )
                                                    ----------------------    ------------------
                                                               36,520,210            36,912,701
                                                    ----------------------    ------------------

Total partners' capital                                   $    36,729,465         $  37,121,956
                                                    ======================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     2003                  2002
                                                                                ----------------      ----------------
Net Cash Provided by Operating Activities                                          $  2,757,278          $  2,594,015
                                                                                ----------------      ----------------

Cash Flows from Investing Activities:
    Increase in restricted cash                                                              --            (1,304,826 )
    Additions to real estate properties with operating leases                                --            (1,283,608 )
    Proceeds from sale of assets                                                             --             2,605,596
    Payment of lease costs                                                              (13,125 )                  --
                                                                                ----------------      ----------------
       Net cash provided by (used in) investing activities                              (13,125 )              17,162
                                                                                ----------------      ----------------

Cash Flows from Financing Activities:
    Distributions to limited partners                                                (2,784,390 )          (2,784,390 )
                                                                                ----------------      ----------------
       Net cash used in financing activities                                         (2,784,390 )          (2,784,390 )
                                                                                ----------------      ----------------

Net Decrease in Cash and Cash Equivalents                                               (40,237 )            (173,213 )

Cash and Cash Equivalents at Beginning of Period                                      1,328,466             1,039,216
                                                                                ----------------      ----------------

Cash and Cash Equivalents at End of Period                                         $  1,288,229           $   866,003
                                                                                ================      ================

Supplemental Schedule of Non-Cash Financing Activities:

    Distributions declared and unpaid at end of period                              $   928,130           $   928,130
                                                                                ================      ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002 and 2003, the Partnership owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,757,278 and $2,594,015 for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the Partnership had $1,288,229 in cash and cash equivalents, as compared to $1,328,466 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003, after the payment of distributions and other liabilities, will be used to invest in an additional Property or to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,784,390 for each of the nine months ended September 30, 2003 and 2002, ($928,130 for each of the quarters ended September 30, 2003 and 2002). This represents distributions of $0.62 per unit for the nine months ended September 30, 2003 and 2002, ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,202,914 at September 30, 2003, as compared to $1,174,901 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,627,067 during the nine months ended September 30, 2003, as compared to $2,511,694 during the same period of 2002, $878,878 and $833,698 of which were earned during the third quarters of 2003 and 2002, respectively. Rental revenues were higher during the quarter and nine months ended September 30, 2003 because, in 2002, the Partnership acquired two Properties, one in San Antonio, Texas and the other in Phoenix, Arizona. In addition, in October 2002, the Partnership entered into a new lease with a new tenant for the Property in Akron, Ohio, which had been vacant since November 2000. The new tenant converted the Property to a new concept and commenced rental payments in February 2003. The increase in rental revenues was partially offset by a decrease in rental revenues resulting from the 2002 sale of the Property in Las Vegas, Nevada.

         The Partnership also earned $41,682 in contingent rental income during the nine months ended September 30, 2003, as compared to $30,320 during the same period of 2002, $13,005 and $14,072 of which were earned during the third quarters of 2003 and 2002, respectively. The increase in contingent rental income during the nine months ended September 30, 2003, as compared to the same period of 2002, was primarily due to an increase in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         The Partnership also earned $334,014 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003, as compared to $285,866 during the same period of 2002, $113,732 and $118,922 of which were earned during the third quarters of 2003 and 2002, respectively. Net income earned by joint ventures was lower during the nine months ended September 30, 2002, because the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 44% interest, experienced financial difficulties and ceased making rental payments. As a result, Duluth Joint Venture stopped recording rental revenues during the first quarter of 2002. The joint venture also recorded a provision for write-down of assets of approximately $65,800. The provision represented the difference between the net carrying value of the Property and its estimated fair value. During the second quarter of 2002, the tenant resumed, and has continued, making rental payments to the joint venture.

         Operating expenses, including depreciation and amortization expense, were $613,975 during the nine months ended September 30, 2003, as compared to $627,082 during the same period of 2002, $185,647 and $185,507 of which were incurred during the third quarters of 2003 and 2002, respectively. Operating expenses were lower during the nine months ended September 30, 2003, due to a decrease in Property expenses resulting from the 2002 sale of one of the two vacant Properties owned by the Partnership, and the 2003 re-lease of the other vacant Property. The Partnership did not incur additional expenses related to these Properties once they were re-leased or sold. In addition, operating expenses were lower during the nine months ended September 30, 2003, due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during the nine months ended September 30, 2003, was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business and an increase in depreciation expense related to the acquisition of two Properties during 2002.

         As a result of the sale of the Property in Las Vegas, Nevada, the Partnership recognized a gain of approximately $497,700 during the nine months ended September 30, 2002. This Property was identified for sale as of December 31, 2001. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $17,588 during the quarter ended September 30, 2002 and a net rental loss of $37,126 during the nine months ended September 30, 2002, relating to these Properties. The reduced net rental income during the quarter ended September 30, 2002 and the net rental loss during the nine months ended September 30, 2002 was a result of the Partnership recording provisions for write-down of assets of approximately $19,600 and $143,100 during the quarter and nine months ended September 30, 2002, respectively. The Partnership recorded these provisions in anticipation of the August and November 2002 sales of the Properties in Laurens, South Carolina and Merriam, Kansas, respectively. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The Partnership had recorded provisions for write-down of assets relating to the Property in Laurens, South Carolina in previous periods. The Partnership sold the Properties located in Greeley, Colorado and Laurens, South Carolina during the third quarter of 2002 and recognized a net gain on disposal of assets of approximately $271,900.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

             (b) Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2003

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2003


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