Form 10-K
period 2003-12-31
CNL INCOME FUND XIV LTD
filed 2004-03-30
CIK 893571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 43 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements. In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas. The
Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds which the Partnership used to pay liabilities of the Partnership. During 2002, the Partnership sold its Properties in Las Vegas, Nevada; Laurens, South Carolina; Greeley, Colorado; and Merriam, Kansas and reinvested a portion of these sale proceeds in Properties in San Antonio, Texas and Phoenix, Arizona. During 2003, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Merriam, Kansas in a Property in Tucker, Georgia, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is an affiliate of the General Partners and a Florida limited partnership.

         As of December 31, 2003, the Partnership owned 41 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements. The Properties owned at December 31, 2003 include 12 wholly owned Properties consisting of land only. The lessee of the 12 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. The Partnership's Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. In February and March 2004, the Partnership sold its Properties in Bullhead City, Arizona and Franklin, Tennessee, respectively, and intends to reinvest these proceeds in additional Properties or use the proceeds to pay liabilities of the Partnership.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties held as tenants-in-commons with affiliates of the General Partners provide for initial terms ranging from 10 to 25 years (the average being approximately 19 years) and expire between 2008 and 2028. The leases are, in general, on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $21,100 to $203,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 38 of the Partnership's 54 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases for the 12 wholly owned Properties consisting of only land are substantially the same as those described above except that the leases relate solely to the land associated with the Property, with the tenant owning the buildings currently on the land and having the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         During 2003, the Partnership reinvested the net sales proceeds from the sale of the Property in Merriam, Kansas in a Property in Tucker, Georgia, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. The lease terms for this Property are substantially the same as the Partnership's other leases.

         During 2000, Elias Brothers Restaurants, Inc. filed for bankruptcy and rejected the one lease it had with the Partnership relating to a Property in Akron, Ohio and ceased making rental payments on this lease. In October 2002, the Partnership entered into a new lease with a new tenant for this Property. The lease terms for this Property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to pay for all the costs necessary to convert the Property into a different restaurant concept. Conversion of the Property was completed in February 2003, at which point rental payments commenced.

         In January 2001, the lease relating to the Property in Tempe, Arizona was assigned to another tenant and amended to provide for a reduction in rents for a two-year period. In December 2002, the lease was amended to provide for a reduction in rents for an additional six-month period. All other lease terms remained unchanged. The General Partners do not anticipate that any decrease in rental income relating to this amendment will have a material adverse effect on the Partnership's financial position or results of operations.

         In February and March 2004, the Partnership sold its Properties in Bullhead City, Arizona and Franklin, Tennessee, respectively, each to a third party. The Partnership intends to reinvest these proceeds in additional Properties or use the proceeds to pay liabilities of the Partnership.

Major Tenants

         During 2003, five lessees of the Partnership, Jack in the Box Inc., and Jack in the Box Eastern Division L.P. (affiliated under common control of Jack in the Box Inc.) (herein after referred to as "Jack in the Box Inc."), Golden Corral Corporation, Checkers Drive-In Restaurants, Inc., Flagstar Enterprises, Inc., and Denny's, Inc. each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and the Properties held as tenants-in-common with affiliates). As of December 31, 2003, Jack in the Box Inc. was the lessee under leases relating to seven restaurants; Golden Corral Corporation was the lessee under leases relating to three restaurants; Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 12 restaurants; Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants; and Denny's, Inc. was the lessee under leases relating five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees will each continue to contribute more than ten percent of total rental revenues in 2004. In addition, five Restaurant Chains, Jack in the Box, Golden Corral Buffet and Grill ("Golden Corral"), Denny's, Checkers, and Hardee's, each accounted for more than ten percent of total rental revenues during 2003 (including the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and the Properties held as tenants-in-common with affiliates). In 2004, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

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

     CNL Income  Fund VI,  Ltd.,  and   2000       26.00%      CNL Income Fund VI, Ltd.         Niles, IL
          CNL Income Fund XIV,  Ltd.,
          Tenants in Common

     CNL  Income  Fund X,  Ltd.,  CNL   2003       10.00%      CNL Income Fund X, Ltd.          Tucker, Georgia
          Income  Fund  XIII,   Ltd.,                          CNL Income Fund XIII, Ltd.
          CNL Income Fund XIV,  Ltd.,                          CNL Income Fund XV, Ltd.
          and  CNL  Income  Fund  XV,
          Ltd. Tenants in Common

         Wood-Ridge Real Estate Joint Venture was originally formed to hold six Properties, however, all other joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or the Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or the Property.

         Wood-Ridge Real Estate Joint Venture, Attalla Joint Venture, Salem Joint Venture, Bossier City Joint Venture and Duluth Joint Venture each have an initial term of 30 years and CNL Kingston Joint Venture and Melbourne Joint
Venture each have an initial term of 20 years. After the expiration of the initial terms, each continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 54 Properties. Of the 54 Properties, 41 are owned by the Partnership in fee simple, 11 are owned through joint venture arrangements and two are owned with affiliates of the General Partners, as tenants-in-common. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,900 to 95,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture of tenancy in common arrangements, as of December 31, 2003 by state.

                  State                           Number of Properties

                  Alabama                                      4
                  Arizona                                      4
                  Florida                                      9
                  Georgia                                      6
                  Illinois                                     1
                  Kansas                                       1
                  Louisiana                                    2
                  Minnesota                                    1
                  Mississippi                                  1
                  North Carolina                               7
                  Ohio                                         4
                  Tennessee                                    5
                  Texas                                        8
                  Virginia                                     1
                                                          -------
                  TOTAL PROPERTIES                            54
                                                          =======

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. However, buildings located on 12 of the Properties owned by the Partnership are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $31,532,548 and $12,615,253, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by Restaurant Chain.

              Restaurant Chain                       Number of Properties

              Bakers Square                                       1
              Bennigan's                                          1
              Boston Market                                       2
              Burger King                                         1
              Checkers                                           11
              Denny's                                             6
              El Ranchito Restaurant                              1
              Golden Corral                                       3
              Hardee's                                            6
              IHOP                                                2
              Jack in the Box                                     7
              LeeAnn Chin Chinese Cuisine                         1
              Long John Silver's                                  4
              O'Charley's                                         1
              Roadhouse Grill                                     1
              Taco Bell                                           2
              Taco Cabana                                         1
              Other                                               3
                                                             -------
              TOTAL PROPERTIES                                   54
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and the occupancy rate for each of the years ended December 31:

                                    2003              2002              2001               2000               1999
                                -------------     -------------    ---------------     --------------     --------------

Rental Revenues (1)(2)           $ 4,117,796       $ 4,110,920        $ 4,016,647        $ 4,006,450        $ 4,190,352
Properties (2)                            54                52                 53                 54                 55
Average Rent per
     Property                      $  76,255         $  79,056          $  75,786          $  74,194          $  76,188
Occupancy rate                          100%               98%                96%                96%                98%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

(2)      Excludes Properties that were vacant and generated no revenue.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration               Number             Annual Rental               Gross Annual
                Year                of Leases              Revenues                  Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              2                $ 197,304                   4.90%
              2009                              1                   40,181                   1.00%
              2010                             --                       --                      --
              2011                              8                  680,176                  16.88%
              2012                              1                   28,745                   0.70%
              2013                              9                  841,597                  20.88%
              Thereafter                       31                2,242,540                  55.64%
                                        ----------            -------------           -------------
              Total (1)                        52              $ 4,030,543                 100.00%
                                        ==========            =============           =============


(1) Excludes one Property that was sold in February 2004 and one that was sold in March 2004.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Jack in the Box Inc. leases seven Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2011 and 2020) and the average minimum base annual rent is approximately $96,700 (ranging from approximately $68,500 to $125,300).

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of two of the leases is 15 years and the initial term of the third lease is 16 years, (expiring between 2008 and 2016) and the average minimum base annual rent is approximately $179,800 (ranging from approximately $132,800 to $203,600).

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

Item 3. Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective properties, is a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 2,991 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan ranged from $8.51 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                               2003 (1)                                    2002 (1)
                               ----------    ----------    -----------       --------     ----------     -----------
                                  High           Low         Average           High           Low          Average
                               ----------    ----------    -----------       --------     ----------     -----------
       First Quarter              $10.00        $ 6.17        $  7.15          $9.50         $ 5.40         $  8.04
       Second Quarter               7.52          6.83           7.29           7.28           6.28            6.84
       Third Quarter                6.75          6.75           6.75           9.50           9.00            9.31
       Fourth Quarter               9.50          6.83           7.99           7.34           5.33            6.67

(1)      A total of 17,291 and 62,617 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2003  and  2002,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For each of the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,712,520 to the Limited Partners. Distributions of $928,130 were declared at the close of each of the calendar quarters during 2003 and 2002. No amounts distributed to partners for the years ended December 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)     Not applicable.


Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                       2003             2002            2001             2000            1999
                                  ---------------  --------------- ---------------- --------------- ---------------

Year ended December 31:

Continuing Operations (5):
    Revenues                         $ 3,469,942     $  3,290,519     $  3,253,887    $  3,584,942    $  3,504,103
    Equity in earnings of
        unconsolidated  joint
        ventures                         447,035          386,433          498,273         266,023         373,434
    Income from continuing
      operations (1) (2)               3,150,878        3,390,601        2,330,204       3,060,833       2,882,341

Discontinued Operations (5):
    Revenues                             113,323          263,096          290,085         298,769         314,172
    Income from and gain on
      disposal of
      discontinued
      operations (3) (4)                  92,424          338,853          173,894         130,805         188,781

Net income                             3,243,302        3,729,454        2,504,098       3,191,638       3,071,122

Income per unit:
    Continuing operations              $    0.70        $    0.75        $    0.52       $    0.68      $     0.64
    Discontinued operations                 0.02             0.08             0.04            0.03            0.04
                                  ---------------  --------------- ---------------- --------------- ---------------
                                       $    0.72        $    0.83        $    0.56       $    0.71      $     0.68
                                  ===============  =============== ================ =============== ===============

Cash distributions
    declared                         $ 3,712,520      $ 3,712,520      $ 3,712,520     $ 3,712,520     $ 3,712,520
Cash distributions
    declared per Unit                       0.83             0.83             0.83            0.83            0.83


At December 31:
    Total assets                     $37,843,030      $38,296,857     $ 38,253,909     $39,632,587     $40,072,897
    Total partners' capital           36,652,738       37,121,956       37,105,022      38,313,444      38,834,326

(1) Income from continuing operations includes $526,947 and $41,997, in provisions for write-down of assets for the years ended December 31, 2001 and 2000, respectively.

(2) Income from continuing operations includes $497,689 and $37,369, in gains on sale of assets for the years ended December 31, 2002 and 1999, respectively, and $75,930 in losses on sale of assets for the year ended December 31, 2000.

(3) Income from and gain on disposal of discontinued operations includes $143,065, $39,096, $98,822, and $27,211 in provisions for write-down of assets for the years ended December 31, 2002, 2001, 2000, and 1999, respectively.

(4) Income from and gain on disposal of discontinued operations includes $271,909 from gain on disposal of discontinued operations for the year ended December 31, 2002.

(5) Certain items in the prior years' financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $21,100 to $203,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2001, the Partnership owned 43 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2003, the Partnership owned 41 Properties directly and 13 Properties indirectly through joint venture and tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,700,899, $3,680,160, and $3,313,181, for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in cash from operating activities during 2003, as compared to the previous year, was a result of changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses, and changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, while the increase in cash from operating activities during 2002, as compared to 2001, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

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

         During 2002, the Partnership sold its Properties in Las Vegas, Nevada; Greeley, Colorado; Laurens, South Carolina; and Merriam, Kansas, each to a third party and received total net sales proceeds of approximately $2,928,800. The Property in Las Vegas, Nevada had been identified for sale as of December 31, 2001. The gain on the sale of the Property in Las Vegas, Nevada totaled approximately $497,700. The other three Properties were identified for sale during 2002 and resulted in a net gain on disposal of discontinued operations of approximately $271,900. The Partnership had recorded provisions for write-down of assets in previous periods relating to these Properties. During 2002, the Partnership reinvested the majority of the net sales proceeds from these four sales in a Property in San Antonio, Texas at an approximate cost of $1,262,200 and in a Property in Phoenix, Arizona at an approximate cost of $1,319,200. The Partnership acquired the Property in San Antonio, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property.

         During 2003, the Partnership reinvested the remaining proceeds from the 2002 sale of the Property in Merriam, Kansas in a Property in Tucker, Georgia with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. The Partnership contributed approximately $153,600 for a 10% interest in this Property. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners.

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

         At December 31, 2003, the Partnership had $1,150,084 in cash and cash equivalents, as compared to $1,328,466 at December 31, 2002. At December 31, 2003, these funds were held in a non-interest bearing demand deposit account at a commercial bank. As of December 31, 2003, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was less than one percent annually. The decrease in cash was primarily a result of the Partnership reinvesting sales proceeds during 2003 that were held at December 31, 2002, as described above. The funds remaining at December 31, 2003, will be used toward the payment of distributions and other liabilities.

         In February 2004, the Partnership sold its Property in Bullhead City, Arizona to a third party. The Partnership received approximately $1,348,900 in net sales proceeds, resulting in a gain on disposal of discontinued operations of approximately $439,400. In addition, in March 2004, the Partnership sold its Property in Franklin, Tennessee to a third party. The Partnership received approximately $675,300 in net sales proceeds, resulting in a gain on disposal of discontinued operations of approximately $129,100. The Partnership intends to either reinvest the proceeds from these sales in additional Properties or to use the proceeds to pay liabilities of the Partnership.

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

         The General Partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with the operations of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,712,520 for each of the years ended December 31, 2003, 2002, and 2001. This represents distributions of $0.83 per Unit for each of the years ended December 31, 2003, 2002, and 2001. No amounts distributed to the Limited Partners for the years ended 2003, 2002, or 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return of their adjusted capital contributions. No distributions were made to the General Partners for the years ended December 31, 2003, 2002, or 2001. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         At December 31, 2003 and 2002, the Partnership owed $18,885 and $21,304, respectively, to affiliates for accounting and administrative services and management fees. As of March 12, 2004, the Partnership had reimbursed the affiliates these amounts. Other liabilities, including distributions payable, were $1,171,407 at December 31, 2003, as compared to $1,153,597 at December 31, 2002. Liabilities at December 31, 2003, to the extent they exceed cash and cash equivalents at December 31, 2003, will be paid from anticipated future cash from operations or from future General Partners' contributions.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         In November 2003, the Partnership entered into an agreement to sell the Property in Bullhead City, Arizona. The Partnership sold this Property in February 2004.

         The   Partnership   has  no   contractual   obligations  or  contingent
liabilities as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $3,387,016 during the year ended December 31, 2003, as compared to $3,211,570 during the same period of 2002. Rental revenues from continuing operations were higher during the year ended December 31, 2003, as compared to the previous year, because, in 2002, the Partnership acquired two Properties, one in San Antonio, Texas and the other in Phoenix, Arizona. In addition, in October 2002, the Partnership entered into a new lease with a new tenant for the Property in Akron, Ohio, which had been vacant since November 2000. The new tenant converted the Property to a new concept and commenced rental payments in February 2003. The increase in rental revenues from continuing operations was partially offset by a decrease in rental revenues resulting from the 2002 sale of the Property in Las Vegas, Nevada.

         The Partnership also earned $79,610 in contingent rental income during the year ended December 31, 2003, as compared to $65,613 during the same period of 2002. The increase in contingent rental income during 2003, as compared to 2002, was primarily due to an increase in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         The Partnership earned $3,316 in interest and other income during the year ended December 31, 2003, as compared to $13,336 during the same period of 2002. Interest and other income were higher during 2002 due to higher average cash balances during 2002 while the Partnership held sales proceeds prior to reinvestment.

         The Partnership earned $447,035 attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2003, as compared to $386,433 during the same period of 2002. Net income earned by unconsolidated joint ventures was lower during the year ended December 31, 2002, because the tenant of the Property owned by Duluth Joint Venture, in which the Partnership owns a 44% interest, experienced financial difficulties and ceased making rental payments. As a result, Duluth Joint Venture stopped recording rental revenues during the first quarter of 2002. The joint venture also recorded a provision for write-down of assets of approximately $65,800. The provision represented the difference between the net carrying value of the Property and its estimated fair value. During the second quarter of 2002, the tenant resumed, and has continued, making rental payments to the joint venture. Net income earned by unconsolidated joint ventures increased slightly during 2003 as a result of the Partnership reinvesting the remaining portion of the sales proceeds from the 2002 sale of the Property in Merriam, Kansas in a Property in Tucker, Georgia, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners.

         During 2003, five lessees of the Partnership, Jack in the Box Inc., Golden Corral Corporation, Checkers Drive-In Restaurants, Inc., Flagstar Enterprises, Inc., and Denny's, Inc. each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). As of December 31, 2003, Jack in the Box Inc. was the lessee under leases relating to seven restaurants; Golden Corral Corporation was the lessee under leases relating to three restaurants; Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 12 restaurants; Flagstar Enterprises, Inc. was the lessee under leases relating to six restaurants; and Denny's, Inc. was the lessee under leases relating five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees will each continue to contribute more than ten percent of total rental revenues in 2004. In addition, five Restaurant Chains, Jack in the Box, Golden Corral, Denny's, Checkers, and Hardee's, each accounted for more than ten percent of total rental revenues during 2003 (including the Partnership's share of total rental revenues from Properties owned by joint ventures and the Properties held as tenants-in-common with affiliates). In 2004, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $766,099 during the year ended December 31, 2003, as compared to $784,040 during the same period of 2002. Operating expenses were lower during the year ended December 31, 2003, due to a decrease in Property expenses resulting from the 2002 sale of one of the two vacant Properties owned by the Partnership, and the 2003 re-lease of the other vacant Property. The Partnership did not incur additional expenses related to these Properties once they were re-leased or sold. In addition, operating expenses were lower during 2003 due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during 2003 was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business and an increase in depreciation expense related to the acquisition of two Properties during 2002.

         As a result of the sale of the Property in Las Vegas, Nevada, the Partnership recognized a gain of approximately $497,700 during the year ended December 31, 2002. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No.
144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in November 2003, the Partnership entered into an agreement with a third party to sell the Property in Bullhead City, Arizona. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $92,424 and $66,944 during the years ended December 31, 2003 and 2002, respectively, relating to these Properties. The reduced net rental income during 2002 was a result of the Partnership recording provisions for write-down of assets of approximately $143,100 during the year ended December 31, 2002. The Partnership recorded these provisions in anticipation of the August and November 2002 sales of the Properties in Laurens, South Carolina and Merriam, Kansas, respectively. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The Partnership had recorded provisions for write-down of assets relating to the Property in Laurens, South Carolina in previous periods. During 2002, the Partnership sold the Properties in Greeley, Colorado; Laurens, South Carolina; and Merriam, Kansas and recognized a net gain on disposal of discontinued operations of approximately $271,900. In February 2004, the Partnership sold the Property in Bullhead City, Arizona and recorded a gain on disposal of discontinued operations of approximately $439,400. The financial results for these Properties are reflected as Discontinued Operations in the accompanying financial statements.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $3,211,570 during the year ended December 31, 2002, as compared to $3,152,246 during the year ended December 31, 2001. Rental revenues from continuing operations were higher during the year ended December 31, 2002, as compared to the same period of 2001, because the Partnership reinvested the sales proceeds from the sale of the Property in Las Vegas, Nevada, in a Property in San Antonio, Texas, in March 2002. The tenant of the Las Vegas, Nevada Property ceased restaurant operations and vacated the Property in 2001.

         Revenues remained at reduced amounts during 2002 and 2001, because prior to 2001, Elias Brothers Restaurants, Inc., filed for bankruptcy and rejected the one lease it had with the Partnership. As a result, the Partnership stopped recording rental revenue relating to this Property. In October 2002, the Partnership entered into a new lease, with a new tenant for this Property. The lease terms for this Property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to pay for all costs necessary to convert the Property into a different restaurant concept. Conversion of the Property was completed in February 2003, at which point rental payments commenced.

         During the year ended December 31, 2002, the Partnership also earned $65,613 in contingent rental income, as compared to $64,286 during the same period of 2001. The Partnership also earned $13,336 in interest and other income during the year ended December 31, 2002, as compared to $37,355 during the same period of 2001. Interest and other income were higher during 2001 due to higher average cash balances and interest rates during 2001.

         The Partnership earned $386,433, attributable to net income earned by unconsolidated joint ventures, during the year ended December 31, 2002, as compared to $498,273 during the same period of 2001. Net income earned by unconsolidated joint ventures was higher during 2001, partially because in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement for $800,000. In connection with the sale of this Property, Wood-Ridge Real Estate Joint Venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligation under the lease. However, the sale of this Property resulted in a loss to the joint venture of approximately $84,500. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. The Partnership used this return of capital to pay liabilities of the Partnership, and make quarterly distributions. Net income earned by unconsolidated joint ventures was also lower during 2002, as compared to 2001, partially because the tenant of the Property owned by Duluth Joint Venture experienced financial difficulties and ceased making rental payments, as described above.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $784,040 during the year ended December 31, 2002, as compared to $1,421,956 during the same period of 2001. Operating expenses were higher during 2001, as compared to 2002, because the Partnership recorded a provision for write-down of assets of approximately $526,900 during 2001, relating to the vacant Properties in Akron, Ohio and Las Vegas, Nevada. Operating expenses were also lower during 2002 because of a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the years ended December 31, 2002 and 2001, the Partnership incurred Property related expenses, such as legal fees, real estate taxes, insurance and maintenance relating to the vacant Properties in Akron, Ohio, and Las Vegas, Nevada, as described above. In February 2002 the Partnership sold the Las Vegas Property and in October 2002, the Partnership re-leased the Akron, Ohio Property to a new tenant, as described above. The new tenant is responsible for real estate taxes, insurance, and maintenance relating to the Property in accordance with the terms of its lease; therefore, the General Partners do not anticipate the Partnership will incur these expenses for this Property in the future.

         As a result of the sale of the Property in Las Vegas, Nevada, the Partnership recognized a gain of approximately $497,700 during the year ended December 31, 2002. This Property was identified for sale as of December 31, 2001. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in November 2003, the Partnership entered into an agreement with a third party to sell the Property in Bullhead City, Arizona. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $66,944 and $173,894 during the years ended December 31, 2002 and 2001, respectively, relating to these Properties. The reduced net rental income during 2002 and 2001 was a result of the Partnership recording provisions for write-down of assets of approximately $143,100 and $39,100, respectively. The provisions represented the difference between the net carrying value of each Property and its estimated fair value. During 2002, the Partnership sold the Properties in Greeley, Colorado; Laurens, South Carolina; and Merriam, Kansas and recognized a net gain on disposal of discontinued operations of approximately $271,900. In February 2004, the Partnership sold the Property in Bullhead City, Arizona, as described above. The financial results for these Properties are reflected as Discontinued Operations in the accompanying financial statements.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and qualitative Disclosures About Market Risk.

         Not applicable


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XIV, LTD
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                    Page

Report of Independent Certified Public Accountants                    18

Financial Statements:

   Balance Sheets                                                     19

   Statements of Income                                               20

   Statements of Partners' Capital                                    21

   Statements of Cash Flows                                        22-23

   Notes to Financial Statements                                   24-35

               Report of Independent Certified Public Accountants






To the Partners
CNL Income Fund XIV, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XIV, Ltd, (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
March 24, 2004

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                        December 31,
                                                                            2003                            2002
                                                                     -------------------             -------------------

                              ASSETS

Real estate properties with operating leases, net                        $   22,626,809                   $  23,258,326
Net investment in direct financing leases                                     5,946,458                       5,830,462
Real estate held for sale                                                       909,475                         930,018
Investment in joint ventures                                                  4,620,044                       4,513,911
Cash and cash equivalents                                                     1,150,084                       1,328,466
Receivables, less allowance for doubtful accounts of $12,700
     in 2003                                                                     18,006                          20,232
Due from related parties                                                             --                              44
Accrued rental income less allowance for doubtful accounts
     of $48,635 in 2003 and 2002                                              2,509,514                       2,355,379
Other assets                                                                     62,640                          60,019
                                                                     -------------------             -------------------

                                                                         $   37,843,030                   $  38,296,857
                                                                     ===================             ===================


         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                      $     12,802                      $     7,365
Real estate taxes payable                                                         2,492                           19,009
Distributions payable                                                           928,130                          928,130
Due to related parties                                                           18,885                           21,304
Rents paid in advance and deposits                                              202,505                          175,204
Deferred rental income                                                           25,478                           23,889
                                                                     -------------------             --------------------
        Total liabilities                                                     1,190,292                        1,174,901

Commitment (Note 11)

Partners' capital                                                            36,652,738                       37,121,956
                                                                     -------------------             --------------------

                                                                         $   37,843,030                    $  38,296,857
                                                                     ===================             ====================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                  Year Ended December 31,
                                                                      2003                 2002                 2001
                                                                -----------------    -----------------    ------------------
Revenues:
    Rental income from operating leases                            $  2,779,230        $  2,637,271         $  2,486,624
    Earned income from direct financing leases                          607,786             574,299              665,622
    Contingent rental income                                             79,610              65,613               64,286
    Interest and other income                                             3,316              13,336               37,355
                                                                ------------------   -----------------    -----------------
                                                                      3,469,942           3,290,519            3,253,887
                                                                ------------------   -----------------    -----------------
Expenses:
    General operating and administrative                                286,155             299,402              338,770
    Property related                                                     17,325              63,369              133,988
    Management fees to related parties                                   40,706              39,837               38,742
    State and other taxes                                                51,618              38,133               63,998
    Depreciation and amortization                                       370,295             343,299              319,511
    Provision for write-down of assets                                       --                  --              526,947
                                                                ------------------   -----------------    -----------------
                                                                        766,099             784,040            1,421,956
                                                                ------------------   -----------------    -----------------

Income before gain on sale of assets and equity in
    earnings of unconsolidated joint ventures                         2,703,843           2,506,479            1,831,931

Gain on sale of assets                                                       --             497,689                   --

Equity in earnings of unconsolidated joint ventures                     447,035             386,433              498,273
                                                                ------------------   -----------------    -----------------

Income from continuing operations                                     3,150,878           3,390,601            2,330,204
                                                                ------------------   -----------------    -----------------

Discontinued operations
     Income from discontinued operations                                 92,424              66,944              173,894
     Gain on disposal of discontinued operations                             --             271,909                   --
                                                                ------------------   -----------------    -----------------
                                                                         92,424             338,853              173,894
                                                                ------------------   -----------------    -----------------

Net income                                                         $  3,243,302        $  3,729,454         $  2,504,098
                                                                ==================   =================    =================

Income per limited partner unit
    Continuing operations                                            $     0.70          $     0.75           $     0.52
    Discontinued operations                                                0.02                0.08                 0.04
                                                                ------------------   -----------------    -----------------

                                                                     $     0.72          $     0.83           $     0.56
                                                                ==================   =================    =================

Weighted average number of limited partner units
    outstanding                                                       4,500,000           4,500,000            4,500,000
                                                                ==================   =================    =================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001

                                             General Partners                                           Limited Partners
                                  ---------------------------------------    -------------------------------------------------------
                                                         Accumulated                                               Accumulated
                                    Contributions          Earnings         Contributions      Distributions         Earnings
                                  ------------------   -----------------   ----------------   -----------------  -----------------

 Balance, December 31, 2000             $     1,000         $   208,255      $  45,000,000       $ (25,273,485 )    $  23,761,619

     Distributions to limited
        partners ($0.83 per
        limited partner unit)                    --                  --                 --          (3,712,520 )               --
     Net income                                  --                  --                 --                  --          2,504,098
                                  ------------------   -----------------   ----------------   -----------------  -----------------

 Balance, December 31, 2001                   1,000             208,255         45,000,000         (28,986,005 )       26,265,717

     Distributions to limited
        partners ($0.83 per
        limited partner unit)                    --                  --                 --          (3,712,520 )               --
     Net income                                  --                  --                 --                  --          3,729,454
                                  ------------------   -----------------   ----------------   -----------------  -----------------

 Balance, December 31, 2002                   1,000             208,255         45,000,000         (32,698,525 )       29,995,171

     Distributions to limited
        partners ($0.83 per
        limited partner unit)                    --                  --                 --          (3,712,520 )               --
     Net income                                  --                  --                 --                  --          3,243,302
                                  ------------------   -----------------   ----------------   -----------------  -----------------

 Balance, December 31, 2003             $     1,000         $   208,255      $  45,000,000       $ (36,411,045 )    $  33,238,473
                                  ==================   =================   ================   =================  =================

See accompanying notes to financial statements.

----------------
  Syndication
     Costs            Total
 --------------    -------------

  $ (5,383,945 )    $38,313,444



            --       (3,712,520 )
            --        2,504,098
 --------------    -------------

    (5,383,945 )     37,105,022



            --       (3,712,520 )
            --        3,729,454
 --------------    -------------

    (5,383,945 )     37,121,956



            --       (3,712,520 )
            --        3,243,302
 --------------    -------------

  $ (5,383,945 )    $36,652,738
 ==============    =============

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                   2003                2002                  2001
                                                             ------------------  ------------------    -----------------

   Cash Flows from Operating Activities:
    Net income                                                   $  3,243,302        $  3,729,454         $  2,504,098
                                                             ------------------  ------------------    -----------------
    Adjustments to reconcile net income to net cash
       provided by operating activities
           Depreciation                                               386,150             382,161              382,996
           Amortization of investment in direct financing
                leases                                                150,260             148,328              136,255
           Amortization                                                 5,034               4,373                4,332
           Equity in earnings of unconsolidated joint
                ventures, net of distributions                         46,471             124,492               15,038
           Gain on sale of assets                                          --            (769,598 )                 --
           Provision for write-down of assets                              --             143,065              566,043
           Decrease in receivables                                      2,226              59,812               97,398
           Decrease in due from related parties                            44               7,001               11,700
           Increase in accrued rental income                         (154,481 )          (163,691 )           (239,622 )
           Decrease (increase) in other assets                          6,502             (11,251 )              5,199
           Decrease in accounts payable and accrued
                expenses and real estate taxes payable                (11,080 )           (23,879 )            (53,919 )
           Increase (decrease) in due to related parties               (2,419 )             7,150             (116,269 )
           Increase (decrease) rents paid in advance and
                deposits                                               27,301              70,297              (26,063 )
           Increase (decrease) in deferred rental income                1,589             (27,554 )             25,995
                                                             ------------------  ------------------    -----------------
                  Total adjustments                                   457,597             (49,294 )            809,083
                                                             ------------------  ------------------    -----------------

Net cash provided by operating activities                           3,700,899           3,680,160            3,313,181
                                                             ------------------  ------------------    -----------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                           --           2,928,771                   --
    Additions to real estate properties with operating                     --          (2,602,786 )                 --
        leases
    Investment in joint venture                                      (153,636 )                --                   --
    Return of capital from joint venture                                   --                  --              400,000
    Payment of lease costs                                            (13,125 )            (4,375 )                 --
                                                             ------------------  ------------------    -----------------
        Net cash provided by (used in) investing activities          (166,761 )           321,610              400,000
                                                             ------------------  ------------------    -----------------

Cash Flows from Financing Activities:
     Distributions to limited partners                             (3,712,520 )        (3,712,520 )         (3,712,520 )
                                                             ------------------  ------------------    -----------------
        Net cash used in financing activities                      (3,712,520 )        (3,712,520 )         (3,712,520 )
                                                             ------------------  ------------------    -----------------

Net increase (decrease) in cash and cash equivalents                 (178,382 )           289,250                  661

Cash and cash equivalents at beginning of year                      1,328,466           1,039,216            1,038,555
                                                             ------------------  ------------------    -----------------

Cash and cash equivalents at end of year                         $  1,150,084        $  1,328,466         $  1,039,216
                                                             ==================  ==================    =================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                Year Ended December 31,
                                                                    2003                 2002                 2001
                                                              -----------------    -----------------    -----------------


Supplemental Schedule of Non-Cash Financing Activities:

   Distributions declared and unpaid at December 31                $   928,130          $   928,130          $   928,130
                                                              =================    =================    =================


See accompanying notes to financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records property acquisitions at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $472,300, $491,500, and $455,000, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued or deferred rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its interests in Attalla Joint Venture, Wood-Ridge Real Estate Joint Venture, Salem Joint Venture, Melbourne Joint Venture, CNL Kingston Joint Venture, Bossier City Joint Venture, Duluth Joint Venture and the properties in Niles, Illinois and Tucker, Georgia, each held as tenants-in-common with affiliates, using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels;
         however, the Partnership has not experienced any losses in such accounts.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases

         Real estate Properties with operating leases consisted of the following at December 31:

                                                                   2003                   2002
                                                            -------------------    -------------------

              Land                                              $   14,686,093         $   14,932,524
              Buildings                                             10,514,853             10,767,850
                                                            -------------------    -------------------
                                                                    25,200,946             25,700,374
              Less accumulated depreciation                         (2,574,137 )           (2,442,048 )
                                                            -------------------    -------------------
                                                                $   22,626,809         $   23,258,326
                                                            ===================    ===================

         In February 2002, the Partnership sold the property in Las Vegas, Nevada to a third party and received net sales proceeds of approximately $1,143,800, resulting in a gain of approximately $497,700. As of December 31, 2001, this property had been identified for sale. The Partnership had recorded a provision for write-down of assets in a previous year relating to this property. In March 2002, the Partnership reinvested these net sales proceeds in a property in San Antonio, Texas. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. In addition, in December 2002, the Partnership reinvested the net sales proceeds from the sale of the property in Greeley, Colorado in a property in Phoenix, Arizona.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases - Continued

         During 2003, the Partnership entered into a new lease for the property in Akron, Ohio. As a result, the Partnership reclassified the asset from real estate properties with operating leases to net investment in direct financing leases.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                      2004                                  $    2,730,352
                      2005                                       2,773,199
                      2006                                       2,788,002
                      2007                                       2,836,396
                      2008                                       2,835,443
                      Thereafter                                16,738,376
                                                      ---------------------
                           Total (1)                        $   30,701,768
                                                      =====================

         (1) Excludes one property that was sold in February 2004 and one property that was sold in March 2004.

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                     2003                     2002
                                                                ----------------         ----------------

             Minimum lease payments receivable                    $  9,588,332             $  9,067,495
             Estimated residual values                               2,152,919                2,052,866
             Less unearned income                                   (5,794,793  )            (5,289,899  )
                                                                ----------------         ----------------
             Net investment in direct financing leases            $  5,946,458             $  5,830,462
                                                                ================         ================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                      2004                                $   774,129
                      2005                                    774,129
                      2006                                    777,291
                      2007                                    786,775
                      2008                                    797,688
                      Thereafter                            5,678,320
                                                     -----------------
                                                         $  9,588,332
                                                     =================

         In February 2002, the Partnership sold the property in Las Vegas, Nevada, the building portion of which was classified as a direct financing lease, to a third party.

         During 2003, the lease relating to the property in Tempe, Arizona was amended. As a result, the Partnership reclassified the asset from net investment in direct financing leases to real estate properties with operating leases.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures

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

         In November 2003, the Partnership and CNL Income Fund X, Ltd, CNL Income Fund XIII, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common, invested in a property in Tucker, Georgia. Each of the CNL Income Funds is an affiliate of the general partners. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $153,600 for a 10% interest in the property.

         As of December 31, 2003, Attalla Joint Venture, Salem Joint Venture, CNL Kingston Joint Venture, Melbourne Joint Venture, Bossier City Joint Venture, Duluth Joint Venture, and the Partnership and affiliates in two separate tenancy in common arrangements, each owned one property, and Wood-Ridge Real Estate Joint Venture owned five properties. The following presents the combined condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                                  December 31,
                                                                      2003                              2002
                                                               -------------------                -----------------

           Real estate properties with operating                   $   10,451,699                     $  9,087,636
               leases, net
           Net investment in direct financing leases                    1,167,569                        1,185,476
           Cash                                                           103,837                           76,520
           Accrued rental income                                          617,408                          543,445
           Receivables                                                      5,249                            2,529
           Other assets                                                    10,800                           13,140
           Liabilities                                                    149,837                          142,107
           Partners' capital                                           12,206,725                       10,766,639

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

                                                                  Year Ended December 31,
                                                           2003              2002               2001
                                                      ----------------  ----------------  -----------------

          Revenues                                       $  1,244,416       $ 1,193,814       $  1,288,188
          Lease termination income                                 --                --            200,000
          Expenses                                           (183,619 )        (211,565 )         (246,031 )
          Provision for write-down of assets                       --           (65,755 )               --
          Loss on sale of assets                                   --                --            (84,473 )
                                                      ----------------  ----------------  -----------------
          Net income                                     $  1,060,797        $  916,494       $  1,157,684
                                                      ================  ================  =================

         The Partnership recognized income of $447,035, $386,433, and $498,273, during the years ended December 31, 2003, 2002, and 2001, respectively, from these joint ventures and tenancy in common arrangements.

5.       Discontinued Operations

         During 2002, the Partnership identified and sold the properties in Greeley, Colorado; Laurens, South Carolina; and Merriam, Kansas. The Partnership received net sales proceeds of approximately $1,785,000, resulting in a net gain on disposal of discontinued operations of approximately $271,900. In anticipation of these sales, during the year ended December 31, 2002, the Partnership recorded provisions for write-down of assets of approximately $123,400 and $19,600 relating to the properties in Laurens, South Carolina and Merriam, Kansas, respectively. In addition, the Partnership had recorded provisions for write-down of assets in previous years, including approximately $39,100 during the year ended December 31, 2001 relating to the property in Laurens, South Carolina. The tenant of this property filed for bankruptcy during 1998 and rejected the lease relating to this property. The provisions represented the difference between each property's net carrying value and its estimated fair value. In addition, in November 2003, the Partnership entered into an arrangement, with a third party, to sell the property in Bullhead City, Arizona. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                                    Year Ended December 31,
                                                         2003                 2002               2001
                                                   -----------------     ----------------  ------------------

          Rental revenues                              $    113,323          $   263,096        $    290,085
          Expenses                                          (20,899 )            (53,087 )           (77,095 )
          Provisions for write-down of assets                    --             (143,065 )           (39,096 )
                                                   -----------------     ----------------  ------------------
          Income from discontinued operations           $    92,424          $    66,944        $    173,894
                                                   =================     ================  ==================

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions

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

         From inception through December 31, 1999, generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from a sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95% to the limited partners and five percent to the general partners

         Generally, net sales proceeds from a sale of properties, in liquidation of the Partnership will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors,
         (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         During each of the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $3,712,520. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2003              2002             2001
                                                                --------------    --------------  ---------------

             Net income for financial reporting purposes         $ 3,243,302       $ 3,729,454      $ 2,504,098

             Effect of timing differences relating to
                  depreciation                                       (36,599  )        (42,452  )       (49,054  )

             Effect of timing differences relating to
                  equity in earnings of joint ventures               (10,182  )        (21,789  )        (6,710  )

             Effect of timing differences relating to
                  gains/losses on real estate property sales              --          (998,826  )            --

             Provision for write-down of assets                           --           143,065          566,043

             Direct financing leases recorded as operating
                  leases for tax reporting purposes                  150,260           148,328          136,255

             Effect of timing differences relating to
                  allowance for doubtful accounts                     12,700           (77,256  )        47,335

             Accrued rental income                                  (154,481  )       (163,691  )      (239,622  )

             Rents paid in advance                                    27,301           123,602          (30,637  )

             Deferred rental income                                    1,589           (27,554  )        (3,570  )

             Other                                                       609             1,032            1,032
                                                                --------------    --------------  ---------------

             Net income for federal income tax purposes          $ 3,234,499       $ 2,813,913      $ 2,925,170
                                                                ==============    ==============  ===============

8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions - Continued

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. The Partnership incurred management fees of $40,706, $39,837, and $38,742, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's affiliates provided accounting and administrative services. The Partnership incurred $178,429, $220,717, and $234,884, for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

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

         The due to related parties at December 31, 2003 and 2002 totaled $18,885 and $21,304, respectively.

9.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, or affiliated groups of lessees, each representing more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                2003                 2002                2001
                                           ----------------     ----------------    ----------------

           Jack in the Box Inc.               $   699,359          $   567,822           $ 544,315
           Golden Corral Corporation              584,591              698,979             491,463
           Checkers Drive-In
                Restaurants, Inc.                 505,012              534,859             549,759
           Flagstar Enterprises, Inc.             419,993              421,564             425,666
           Denny's, Inc.                          415,017              418,557                 N/A

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

9.       Concentration of Credit Risk - Continued

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                       2003                2002                2001
                                                 ----------------    ----------------    ----------------

           Jack in the Box                        $   699,359          $   567,822         $   544,315
           Golden Corral Buffet and Grill             584,591              698,979             689,256
           Denny's                                    545,539              598,446             563,851
           Checkers Drive-In Restaurants              466,223              534,859             549,759
           Hardee's                                   419,993              421,564             390,736

         The information denoted by N/A indicates that for the period presented, the lessee did not represent more than ten percent of rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.

                  2003 Quarter              First          Second         Third          Fourth           Year
         ------------------------------- ------------  --------------- -------------  -------------- ---------------

         Continuing Operations (1):
            Revenues                       $ 848,204       $  874,587     $ 863,989      $  883,162     $ 3,469,942
            Equity in earnings of
                unconsolidated joint
                ventures                     109,503          110,779       113,732         113,021         447,035
            Income from continuing
                operations                   715,451          812,349       798,596         824,482       3,150,878
         Discontinued Operations (1):
            Revenues                          28,360           28,360        28,360          28,243         113,323
            Income from discontinued
                operations                    21,827           21,838        21,838          26,921          92,424

         Net income                          737,278          834,187       820,434         851,403       3,243,302

         Income per limited partner unit:

           Continuing operations            $   0.16        $    0.18      $   0.18       $    0.18       $    0.70
           Discontinued operations                --             0.01            --            0.01            0.02
                                         ------------  --------------- -------------  -------------- ---------------
                                            $   0.16        $    0.19      $   0.18       $    0.19       $    0.72
                                         ============  =============== =============  ============== ===============

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued

                  2002 Quarter              First          Second         Third          Fourth           Year
         -------------------------------- -----------  --------------- -------------  -------------- ---------------

         Continuing Operations (1):
            Revenues                       $ 792,592       $  851,909      $820,154        $825,864      $3,290,519
            Equity in earnings of
                unconsolidated joint
                ventures                      65,419          101,524       118,922         100,568         386,433
            Income from continuing
                operations                 1,125,768          754,890       760,091         749,852       3,390,601
         Discontinued Operations (1):
            Revenues                          80,486           69,159        67,406          46,045         263,096
            Income (loss) from and
                gain on disposal of
                discontinued operations       62,236          (73,300 )     311,336          38,581         338,853

         Net income                        1,188,004          681,590     1,071,427         788,433       3,729,454

         Income per limited partner unit:

           Continuing operations             $  0.24        $    0.17      $   0.17       $    0.17       $    0.75
           Discontinued operations              0.02            (0.02 )        0.07            0.01            0.08
                                          -----------  --------------- -------------  -------------- ---------------
                                             $  0.26        $    0.15      $   0.24       $    0.18       $    0.83
                                          ===========  =============== =============  ============== ===============

         (1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

11.      Commitment

         In November 2003, the Partnership entered into an agreement with a third party to sell the property in Bullhead City, Arizona.

12.      Subsequent Events

         In February 2004, the Partnership sold its property in Bullhead City, Arizona to a third party and received net sales proceeds of approximately $1,348,900, resulting in a gain on disposal of discontinued operations of approximately $439,400.

         In  addition,  in March  2004,  the  Partnership  sold its  property in
         Franklin, Tennessee to a third party. The Partnership received approximately $675,300 in net sales proceeds, resulting in a gain on disposal of discontinued operations of approximately $129,100. The Partnership identified this property for sale in January 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11. Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                Amount Incurred
      Type of Compensation                                                                        For the Year
         and Recipient                            Method of Computation                     Ended December 31, 2003
---------------------------------      ---------------------------------------------     -------------------------------

Reimbursement  to affiliates for       Operating  expenses  are  reimbursed  at the      Accounting and administrative
operating expenses                     lower of cost or 90% of the prevailing  rate      services: $178,429
                                       at which comparable services could have
                                       been obtained in the same geographic
                                       area. Affiliates of the General Partners
                                       from time to time incur certain operating
                                       expenses on behalf of the Partnership for
                                       which the Partnership reimburses the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of the sum of  gross  revenues      $40,706
affiliate                              from   Properties   wholly   owned   by  the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of
                                       joint ventures in which the Partnership
                                       is a co-venturer. The management fee,
                                       which will not exceed competitive fees
                                       for comparable services in the same
                                       geographic area, may or may not be taken,
                                       in whole or in part as to any year, in
                                       the sole discretion of affiliates of the
                                       General Partners. All or any portion of
                                       the management fee not taken as to any
                                       fiscal year shall be deferred without
                                       interest and may be taken in such other
                                       fiscal year as the affiliates shall
                                       determine.

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






                                                                                                Amount Incurred
      Type of Compensation                                                                        For the Year
         and Recipient                            Method of Computation                     Ended December 31, 2003
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
subordinated share of                  five percent of Partnership distributions
Partnership net sales                  of such net sales proceeds, subordinated
proceeds from a sale of sales          to certain minimum returns to the Limited
not in liquidation of the              Partners.
Partnership

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


Item 14. Principal Accountant Fees and Services

         The following table outlines the fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                   2003                      2002
                           ---------------------     ---------------------

      Audit Fees (1)              $      16,844             $      14,400
      Tax Fees (2)                        6,991                     6,910
                           ---------------------     ---------------------
           Total                  $      23,835             $      21,310
                           =====================     =====================


      (1) Audit services of PricewaterhouseCoopers LLP for 2003 and 2002 consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

      (2)  Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.  Financial Statements

           Report of Independent Certified Public Accountants

           Balance Sheets at December 31, 2003 and 2002

           Statements of Income for the Years Ended December 31, 2003, 2002, and 2001

           Statements of Partners' Capital for the Years Ended December 31, 2003, 2002, and 2001

           Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

           Notes to Financial Statements

    2.  Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2003, 2002, and 2001

           Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

           Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2004.


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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 23, 2004
------------------------------------     (Principal Financial and Accounting
Robert A. Bourne                         (Officer)



/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 23, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001

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

  2002        Allowance for
                  doubtful
                  accounts (a)        $ 125,891          $    --            $   -- (b)    $  77,256 (c)       $   --      $ 48,635
                                  ==============  ===============     =============    =============     ============  ============

  2003        Allowance for
                  doubtful
                  accounts (a)        $  48,635         $     --         $  19,451 (b)      $    -- (c)     $  6,751      $ 61,335
                                  ==============  ===============     =============    =============     ============  ============


(a) Deducted from receivables and accrued rental income on the balance sheet.

(b) Reduction of rental and other income.

(c) Amounts written off as uncollectible.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                                                     Costs Capitalized
                                                                       Subsequent To           Gross Amount at Which
                                               Initial Cost             Acquisition         Carried at Close of Period (c)
                                          ------------------------  -------------------- --------------------------------------
                                Encum-               Buildings and   Improve-   Carrying              Buildings and
                                brances       Land    Improvements    ments      Costs      Land       Improvements    Total
                               ---------- ----------  ----------    ---------   -------- -----------  -------------  ---------- -

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
      Fayetteville, North Carolina -j)       $605,712           -            -        -     $605,712           (g)     $605,712

    Burger King Restaurant:
      Alliance, Ohio               -          210,290           -            -        -      210,290           (g)      210,290

    Checkers Drive-In Restaurants:
      Boynton Beach, Florida       -          501,606           -            -        -      501,606            -       501,606
      Chamblee, Georgia            -          332,737           -            -        -      332,737            -       332,737
      Delray Beach, Florida        -          193,110           -            -        -      193,110            -       193,110
      Foley, Alabama               -          197,821           -            -        -      197,821            -       197,821
      Huntsville, Alabama          -          362,907           -            -        -      362,907            -       362,907
      Norcross, Georgia            -          474,262           -            -        -      474,262            -       474,262
      Orlando, Florida             -          559,646           -            -        -      559,646            -       559,646
      Pensacola, Florida           -          296,726           -            -        -      296,726            -       296,726
      Suwannee, Georgia            -          269,643           -            -        -      269,643            -       269,643
      St. Petersburg, Florida      -          338,396           -            -        -      338,396            -       338,396
      Coral Springs, Florida       -          421,221           -            -        -      421,221            -       421,221

    Denny's Restaurants:
      Topeka, Kansas               -          420,446           -            -        -      420,446           (g)      420,446
      Tempe, Arizona (k)           -          881,047           -            -        -      881,047      515,812     1,396,859
                                   -
    El Ranchito Restaurant:
      Albemarle, North Carolina (m)-          214,623     370,149            -        -      214,623      370,149       584,772

    Golden Corral Buffet
      and Grill Restaurants:
          Burlington, North Carolin-          931,962           -      975,218        -      931,962      975,218     1,907,180
          Wilson, North Carolina   -          415,390           -      833,156        -      415,390      833,156     1,248,546
          Bristol, Virginia (l)    -          733,334   1,145,990       21,446        -      733,334    1,167,436     1,900,770

    Hardee's  Restaurants:
      Franklin, Tennessee          -          201,441     423,569            -        -      201,441      423,569       625,010
      Nashville, Tennessee         -          315,087           -            -        -      315,087           (g)      315,087
      Antioch, Tennessee           -          296,341     485,974            -        -      296,341      485,974       782,315
      Batesville, Mississippi      -          186,404     453,720            -        -      186,404      453,720       640,124
      Jacksonville, Florida        -          385,903     409,773            -        -      385,903      409,773       795,676

    Jack in the Box Restaurants:
      Mesquite, Texas              -          449,442     528,882            -        -      449,442      528,882       978,324
      Plano, Texas                 -          423,092     467,253            -        -      423,092      467,253       890,345
      Farmers Branch, Texas        -          465,235     525,470            -        -      465,235      525,470       990,705
      Fort Worth, Texas            -          297,688     551,394            -        -      297,688      551,394       849,082
      Fort Worth, Texas            -          257,393     419,245            -        -      257,393      419,245       676,638
      Phoenix, Arizona             -          579,515     739,663            -        -      579,515      739,663     1,319,178

    Long John Silver's Restaurants:
      Apopka, Florida              -          320,435           -            -        -      320,435           (g)      320,435
      Houston, Texas               -          411,403           -            -        -      411,403           (g)      411,403
      Houston, Texas (i)           -          342,971     475,749            -        -      342,971      475,749       818,720
      Marion, Ohio                 -          321,032           -            -        -      321,032           (g)      321,032

    Taco Cabana Restaurant:
      San Antonio, Texas (n)       -          537,051     725,112            -        -      537,051      725,112     1,262,163

    Other:
      Marietta, Georgia            -          332,418           -            -        -      332,418           (o)      332,418
      Albemarle, North Carolina    -          202,363     447,278            -        -      202,363      447,278       649,641

                                          ------------  ----------  ----------- -------- ------------  -----------  ------------

                                          $14,686,093   $8,169,221  $1,829,820        -  $14,686,093   $10,514,853  $25,200,946
                                          ============  ==========  =========== ======== ============  ===========  ============


Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

        Bennigan's Restaurant:
           Fayetteville, North Caro-ina (j          -    $931,239            -        -            -           (g)           (g)

        Burger King Restaurant:
           Alliance, Ohio          -                -     535,949            -        -            -           (g)           (g)

        Denny's Restaurants:
           Winslow, Arizona        -          199,767     788,202            -        -           (g)          (g)           (g)
           Topeka, Kansas          -                -           -      489,014        -            -           (g)           (g)

        Hardee's Restaurant:
           Nashville, Tennessee    -                -     553,400            -        -            -           (g)           (g)

        IHOP Restaurant:
           Akron, Ohio (h)         -          246,431     535,636            -        -           (g)          (g)           (g)

        Jack in the Box Restaurant:
           Shreveport, Louisiana   -          240,811     848,338            -        -           (g)          (g)           (g)

        Long John Silver's Restaurants:
           Apopka, Florida         -                -     506,493            -        -            -           (g)           (g)
           Houston, Texas          -                -     449,633            -        -            -           (g)           (g)
           Marion, Ohio            -                -     463,504            -        -            -           (g)           (g)
                                          ------------  ----------  ----------- -------- ------------

                                             $687,009   $5,612,394    $489,014        -            -
                                          ============  ==========  =========== ======== ============

                              Life on Which
                              Depreciation in
               Date            Latest Income
Accumulated   of Con-  Date     Statement is
Depreciation struction Acquired   Computed
------------ --------- -------   -----------






          (e)  1983   10/98        (e)


          (e)  1994   07/94        (e)


          (d)   -     03/94        (d)
          (d)   -     03/94        (d)
          (d)   -     03/94        (d)
          (d)   -     03/94        (d)
          (d)   -     03/94        (d)
          (d)   -     03/94        (d)
          (d)   -     03/94        (d)
          (d)   -     03/94        (d)
          (d)   -     03/94        (d)
          (d)   -     03/95        (d)
          (d)   -     03/95        (d)


          (e)  1994   10/93        (e)
      22,165   1994   11/93        (k)


      79,428   1994   04/94        (m)



     325,163   1993   10/93        (b)
     283,409   1993   10/93        (b)
     123,231   2000   11/00        (b)


     143,222   1993   11/93        (b)
          (e)  1993   11/93        (e)
     164,318   1993   11/93        (b)
     151,982   1993   12/93        (b)
     137,262   1993   12/93        (b)


     178,824   1992   11/93        (b)
     157,050   1992   11/93        (b)
     176,600   1988   12/93        (b)
     184,356   1992   12/93        (b)
     140,902   1983   12/93        (b)
      26,715   2002   12/02        (b)


          (e)  1994   03/94        (e)
          (e)  1993   03/94        (e)
      82,222   1994   04/94        (i)
          (e)  1994   06/94        (e)


      44,310   1993   03/02        (b)


          (o)   -     03/94        (o)
     152,978   1992   09/93        (b)

-------------

  $2,574,137
=============







          (e)  1983   10/98        (e)


          (e)  1994   07/94        (e)


          (f)  1993   09/93        (f)
          (e)  1994   10/93        (e)


          (e)  1993   11/93        (e)


          (f)  1993   10/93        (f)


          (f)  1993   11/93        (f)


          (e)  1994   03/94        (e)
          (e)  1993   03/94        (e)
          (e)  1994   06/94        (e)

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                             Accumulated
                                                                         Cost               Depreciation
                                                                   -----------------      --------------------

          Properties the Partnership has invested in Under
               Operating Leases:

              Balance, December 31, 2000                               $ 23,655,456           $   1,787,944
              Provision for write-down of assets                           (248,843 )                    --
              Depreciation expense                                               --                 315,179
                                                                   -----------------      ------------------

              Balance, December 31, 2001                                 23,406,613               2,103,123
              Acquisitions (n)                                            2,602,786                      --
              Dispositions                                                 (309,025 )                    --
              Depreciation expense                                               --                 338,925
                                                                   -----------------      ------------------

              Balance, December 31, 2002                                 25,700,374               2,442,048
              Reclassification from direct financing lease (k)              515,812                      --
              Reclassification to direct financing lease (h)             (1,015,240 )              (233,172 )
              Depreciation expense                                               --                 365,261
                                                                   -----------------      ------------------

              Balance, December 31, 2003                               $ 25,200,946            $  2,574,137
                                                                   =================      ==================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years. All of the leases are treated as operating leases for federal income tax purposes.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $31,532,548 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2003


(h) Effective August 1994, the lease for the Property in Akron, Ohio was terminated, resulting in the reclassification of the assets to real estate properties with operating leases. The assets were recorded at their net carrying value and the building was being depreciated over its remaining life of approximately 29 years. The undepreciated cost of the Property in Akron, Ohio was written down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $37,000 at December 31, 2001. The tenant of this Property filed for bankruptcy and ceased payments of rents under its lease. The impairment represented the difference between the Property's net carrying value and its estimated fair value. Effective October 2002, the Property was re-leased to a new tenant, resulting in the reclassification of the assets to net investment in direct financing leases during 2003. The new tenant converted the Property to an IHOP restaurant.

(i) Effective October 1999, the lease for the Property in Houston, Texas was amended, resulting in the reclassification of the assets to real estate properties with operating leases. The assets were recorded at their net carrying value and the building is being depreciated over its estimated remaining life of approximately 24.5 years.

(j) During the year ended December 31, 1998, the Partnership purchased a real estate property from CNL First Corp., an affiliate of the General Partners, for an aggregate cost of approximately $1,537,000.

(k) Effective February 2003, the lease for the Property in Tempe, Arizona was amended resulting in the reclassification of the assets to real estate properties with operating leases. The building was recorded at its net carrying value and is being depreciated over its estimated remaining life of approximately 21 years.

(l) During the year ended December 31, 2000, the Partnership purchased a real estate property from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of approximately $1,900,800.

(m) Effective June 1998, the lease for the Property in Albemarle, North Carolina was terminated, resulting in the reclassification of the assets to real estate properties with operating leases. The assets were recorded at their net carrying value and the building is being depreciated over its estimated remaining life of approximately 26 years.

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