Form 10-Q
period 2004-03-31
CNL INCOME FUND XIV LTD
filed 2004-05-14
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934


For the quarterly period ended                        March 31, 2004
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-3143096
----------------------------------                 -----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)


    450 South Orange Avenue
     Orlando, Florida                                        32801
-----------------------------------------          -----------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
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

                                    CONTENTS




Part I                                                                          Page
                                                                                ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                        1

                  Condensed Statements of Income                                  2

                  Condensed Statements of Partners' Capital                       3

                  Condensed Statements of Cash Flows                              4

                  Notes to Condensed Financial Statements                         5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                     9

   Item 4.    Controls and Procedures                                             9

Part II

   Other Information                                                              10-11


                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $  21,769,132          $  21,856,337
  Net investment in direct financing leases                                        4,933,789              4,967,946
  Real estate held for sale                                                          932,882              3,295,383
  Investment in joint ventures                                                     4,180,853              4,194,852
  Cash and cash equivalents                                                        4,370,527              1,157,202
  Receivables, less allowance for doubtful
      accounts of $35,886 and $12,700, respectively                                    3,167                 18,006
  Accrued rental income, less allowance for doubtful
      accounts of $47,420 and $48,635, respectively                                2,451,674              2,433,883
  Other assets                                                                        74,892                 81,900
                                                                          -------------------    -------------------

                                                                               $  38,716,916          $  38,005,509
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                        $      39,352          $      12,823
  Real estate taxes payable                                                            4,031                  2,492
  Distributions payable                                                              928,130                928,130
  Due to related parties                                                              44,173                 18,885
  Rents paid in advance and deposits                                                 188,517                208,415
  Deferred rental income                                                              24,959                 25,478
                                                                          -------------------    -------------------
      Total liabilities                                                            1,229,162              1,196,223

  Minority interest                                                                  156,372                156,548

  Commitment (Note 4)

  Partners' capital                                                               37,331,382             36,652,738
                                                                          -------------------    -------------------

                                                                               $  38,716,916          $  38,005,509
                                                                          ===================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                     Quarter Ended
                                                                                         March 31,
                                                                                  2004               2003
                                                                           ----------------    ---------------
  Revenues:
      Rental income from operating leases                                        $ 663,351         $  659,858
      Earned income from direct financing leases                                   130,906            132,413
      Contingent rental income                                                         976             10,330
      Interest and other income                                                        256                554
                                                                           ----------------    ---------------
                                                                                   795,489            803,155
                                                                           ----------------    ---------------

  Expenses:
      General operating and administrative                                         105,493             87,655
      Property related                                                               1,156              4,637
      Management fees to related parties                                             9,959              9,607
      State and other taxes                                                         59,828             48,577
      Depreciation and amortization                                                 88,380             88,612
                                                                           ----------------    ---------------
                                                                                   264,816            239,088
                                                                           ----------------    ---------------

  Income before minority interest and equity
      in earnings of unconsolidated joint ventures                                 530,673            564,067

  Minority interest                                                                 (4,734)            (4,723)

  Equity in earnings of unconsolidated joint ventures                              101,998             97,236
                                                                           ----------------    ---------------

  Income from continuing operations                                                627,937            656,580
                                                                           ----------------    ---------------

  Discontinued operations:
      Income from discontinued operations                                           72,568             80,698
      Gain on disposal of discontinued operations                                  906,269                 --
                                                                           ----------------    ---------------
                                                                                   978,837             80,698
                                                                           ----------------    ---------------

  Net income                                                                  $  1,606,774         $  737,278
                                                                           ================    ===============

  Income per limited partner unit:
      Continuing operations                                                   $       0.14          $    0.15
      Discontinued operations                                                         0.22               0.01
                                                                           ----------------    ---------------

                                                                              $       0.36          $    0.16
                                                                           ================    ===============

  Weighted average number of limited partner
      units outstanding                                                          4,500,000          4,500,000
                                                                           ================    ===============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2004                  2003
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                            $    209,255           $   209,255
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      209,255               209,255
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              36,443,483            36,912,701
    Net income                                                                      1,606,774             3,243,302
    Distributions ($0.21 and $0.83 per
       limited partner unit, respectively)                                           (928,130)           (3,712,520)
                                                                           -------------------    ------------------
                                                                                   37,122,127            36,443,483
                                                                           -------------------    ------------------

Total partners' capital                                                         $  37,331,382         $  36,652,738
                                                                           ===================    ==================


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                     2004                  2003
                                                                                ----------------      ----------------


Net cash provided by operating activities                                           $   879,978           $   884,798
                                                                                ----------------      ----------------

Cash flows from investing activities:
    Proceeds from sale of assets                                                      3,266,387                    --
    Payment of lease costs                                                                   --               (13,125)
                                                                                ----------------      ----------------
       Net cash provided by (used in) investing activities                            3,266,387               (13,125)
                                                                                ----------------      ----------------

Cash flows from financing activities:
    Distributions to limited partners                                                  (928,130)             (928,130)
    Distributions to holder of minority interest                                         (4,910)               (4,811)
                                                                                ----------------      ----------------
       Net cash used in financing activities                                           (933,040)             (932,941)
                                                                                ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                                  3,213,325               (61,268)

Cash and cash equivalents at beginning of quarter                                     1,157,202             1,329,320
                                                                                ----------------      ----------------

Cash and cash equivalents at end of quarter                                        $  4,370,527          $  1,268,052
                                                                                ================      ================

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
       quarter                                                                      $   928,130           $   928,130
                                                                                ================      ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XIV, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 72.2% interest in Salem Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Discontinued Operations

         During the quarter ended March 31, 2004, the Partnership sold the properties in Bullhead City and Winslow, Arizona; and Franklin, Tennessee, each to a third party and received total net sales proceeds of approximately $3,266,400 resulting in a total gain on disposal of discontinued operations of approximately $906,300.

         In March 2004, the Partnership entered into an agreement to sell the property in Topeka, Kansas to a third party and reclassified the asset to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell.

         The following presents the operating results of the discontinued operations for these properties.

                                                               Quarter Ended
                                                                 March 31,
                                                      2004                 2003
                                                  ---------------      --------------

              Rental revenues                      $      72,818         $    90,844
              Expenses                                      (250)            (10,146)
                                                  ---------------      --------------
              Income from discontinued
                  operations                       $      72,568         $    80,698
                                                  ===============      ==============


4.       Commitment

         In March 2004, the Partnership entered into an agreement with a third party to sell the property in Topeka, Kansas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003, the Partnership owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2004, the Partnership owned 38 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $879,978 and $884,798 for the quarters ended March 31, 2004 and 2003, respectively. In 2004, the Partnership sold its Properties in Bullhead City and Winslow, Arizona; and Franklin, Tennessee, each to a third party and received total net sales proceeds of approximately $3,266,400 resulting in a total gain on disposal of discontinued operations of approximately $906,300. The Partnership intends to reinvest these proceeds in additional Properties or to pay liabilities.

         At March 31, 2004, the Partnership had $4,370,527 in cash and cash equivalents, as compared to $1,157,202 at December 31, 2003. At March 31, 2004, these funds were held in demand deposits account at a commercial bank. The increase in cash and cash equivalents at March 31, 2004 was primarily a result of the Partnership holding sales proceeds. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future net cash provided by operations, the Partnership declared distributions to limited partners of $928,130 for each of the quarters ended March 31, 2004 and 2003. This represents distributions of $0.21 per unit for each of the quarters ended March 31, 2004 and 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,229,162 at March 31, 2004, as compared to $1,196,223 at December 31, 2003. The increase in total liabilities was partially due to an increase in accounts payable and accrued expenses and amounts due to related parties and was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In March 2004, the Partnership entered into an agreement to sell its Property in Topeka, Kansas. As of May 3, 2004, the sale had not occurred.

         The   Partnership   has  no   contractual   obligations  or  contingent
liabilities as of March 31, 2004.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $794,257 during the quarter ended March 31, 2004, as compared to $792,271 during the same period of 2003. Rental revenues from continuing operations remained constant because the changes in the leased Property portfolio related to the Properties that were accounted for as discontinued operations.

         The Partnership earned $976 in contingent rental income during the quarter ended March 31, 2004, as compared to $10,330 during the same period of 2003. Contingent rental income was lower during the quarter ended March 31, 2004, due to a decrease in reported gross sales of the restaurants with leases that require the payment of contingent rents.

         The Partnership earned $101,998 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $97,236 during the same period of 2003. Net income earned by unconsolidated joint ventures was higher during the quarter ended March 31, 2004 because in November 2003, the Partnership reinvested a portion of the sales proceeds from a prior year sale in a Property in Tucker, Georgia, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners. The Partnership owns a 10% interest in the profits and losses of the Property.

         Operating expenses, including depreciation and amortization expense were $264,816 during the quarter ended March 31, 2004, as compared to $239,088 during the same period of 2003. The increase in operating expenses was partially due to the Partnership incurring additional general operating and administrative expenses, including legal fees, and an increase in the amount of state tax expense relating to several states in which the Partnership conducts business.

         The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $72,568 and $80,698 during the quarters ended March 31, 2004 and 2003, respectively, relating to the Properties in Bullhead City and Winslow, Arizona; Franklin, Tennessee; and Topeka, Kansas. In 2004, the Partnership sold the Properties in Bullhead City and Winslow,
Arizona; and Franklin, Tennessee, resulting in a total gain on disposal of discontinued operations of approximately $906,300. As of May 3, 2004, the sale of the Property in Topeka, Kansas had not occurred.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

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

                     10.1 Management Agreement between CNL Income Fund XIV, Ltd. and CNL Investment Company. (Included as Exhibit
                           10.1 to Form 10-K filed with the Securities and Exchange Commission on April 13, 1994, and incorporated herein by reference.)

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

                     (b)   Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 2004

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 11th, day of May, 2004.


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

                     10.1 Management Agreement between CNL Income Fund XIV, Ltd. and CNL Investment Company. (Included as Exhibit
                           10.1 to Form 10-K filed with the Securities and Exchange Commission on April 13, 1994, and incorporated herein by reference.)

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