Form 10-Q
period 2004-06-30
CNL INCOME FUND XIV LTD
filed 2004-08-12
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3143096
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ___ No X

                                    CONTENTS



Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              9

   Item 4.    Controls and Procedures                                      9-10

Part II

   Other Information                                                       11-12

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                               June 30,            December 31,
                                                                 2004                  2003
                                                          ------------------    ------------------
                              ASSETS

  Real estate properties with operating leases, net       $      21,072,028     $      21,238,340
  Net investment in direct financing leases                       4,898,723             4,967,946
  Real estate held for sale                                         693,722             3,994,111
  Investment in joint ventures                                    4,160,050             4,194,852
  Cash and cash equivalents                                       5,551,355             1,157,202
  Receivables, less allowance for doubtful
      accounts of $12,700 in 2003                                     1,094                18,006
  Accrued rental income, less allowance for doubtful
      accounts of $46,234 and $48,635, respectively               2,366,684             2,353,152
  Other assets                                                       80,673                81,900
                                                          ------------------    ------------------

                                                          $      38,824,329     $      38,005,509
                                                          ==================    ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                   $          28,029     $          12,823
  Real estate taxes payable                                           6,664                 2,492
  Distributions payable                                             928,130               928,130
  Due to related parties                                             32,246                18,885
  Rents paid in advance and deposits                                198,289               208,415
  Deferred rental income                                             24,440                25,478
                                                          ------------------    ------------------
      Total liabilities                                           1,217,798             1,196,223

  Minority interest                                                 156,200               156,548

  Partners' capital                                              37,450,331            36,652,738
                                                          ------------------    ------------------

                                                          $      38,824,329     $      38,005,509
                                                          ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                 Six Months Ended
                                                               June 30,                        June 30,
                                                          2004             2003             2004             2003
                                                     --------------   --------------   --------------   --------------
  Revenues:
      Rental income from operating leases            $     656,246    $     658,691    $   1,298,552    $   1,297,504
      Earned income from direct financing leases           135,068          129,524          265,974          261,937
      Contingent rental income                               9,035           18,347           10,011           28,677
      Interest and other income                             53,348            2,091           53,604            2,645
                                                     --------------   --------------   --------------   --------------
                                                           853,697          808,653        1,628,141        1,590,763
                                                     --------------   --------------   --------------   --------------

  Expenses:
      General operating and administrative                 106,928           65,859          212,421          153,514
      Property related                                       5,676            3,307            6,832            7,944
      Management fees to related party                       9,863           10,476           19,822           20,083
      State and other taxes                                     --            1,222           59,828           49,799
      Depreciation and amortization                         84,633           84,414          168,963          168,976
                                                     --------------   --------------   --------------   --------------
                                                           207,100          165,278          467,866          400,316
                                                     --------------   --------------   --------------   --------------

  Income before minority interest and equity in
      earnings of unconsolidated joint ventures            646,597          643,375        1,160,275        1,190,447

  Minority interest                                         (4,744)          (4,705)          (9,478)          (9,428)

  Equity in earnings of unconsolidated joint
      ventures                                             102,763           98,560          204,761          195,796
                                                     --------------   --------------   --------------   --------------

  Income from continuing operations                        744,616          737,230        1,355,558        1,376,815
                                                     --------------   --------------   --------------   --------------

  Discontinued operations:
      Income from discontinued operations                   36,146           96,957          125,709          194,650
      Gain on disposal of discontinued
          operations                                       266,317               --        1,172,586               --
                                                     --------------   --------------   --------------   --------------
                                                           302,463           96,957        1,298,295          194,650
                                                     --------------   --------------   --------------   --------------

  Net income                                         $   1,047,079    $     834,187    $   2,653,853    $   1,571,465
                                                     ==============   ==============   ==============   ==============

  Income per limited partner unit:
      Continuing operations                          $        0.17    $        0.16    $        0.30    $        0.31
      Discontinued operations                                 0.06             0.03             0.29             0.04
                                                     --------------   --------------   --------------   --------------
                                                     $        0.23    $        0.19    $        0.59    $        0.35
                                                     ==============   ==============   ==============   ==============

  Weighted average number of limited partner
      units outstanding                                  4,500,000        4,500,000        4,500,000        4,500,000
                                                     ==============   ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                Six Months Ended         Year Ended
                                                    June 30,            December 31,
                                                      2004                  2003
                                               ------------------    ------------------

General partners:
    Beginning balance                          $         209,255     $        209,255
    Net income                                                --                   --
                                               ------------------    -----------------
                                                         209,255              209,255
                                               ------------------    -----------------

Limited partners:
    Beginning balance                                 36,443,483           36,912,701
    Net income                                         2,653,853            3,243,302
    Distributions ($0.41 and $0.83 per
       limited partner unit, respectively)            (1,856,260)          (3,712,520)
                                               ------------------    -----------------
                                                      37,241,076           36,443,483
                                               ------------------    -----------------

Total partners' capital                        $      37,450,331     $     36,652,738
                                               ==================    =================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                           June 30,
                                                                  2004              2003
                                                             --------------    --------------


Net cash provided by operating activities                    $   1,794,686     $   1,765,526
                                                             --------------    --------------

Cash flows from investing activities:
    Proceeds from sale of assets                                 4,465,553                --
    Payment of lease costs                                              --           (13,125)
                                                             --------------    --------------
       Net cash provided by (used in) investing activities       4,465,553           (13,125)
                                                             --------------    --------------

Cash flows from financing activities:
    Distributions to limited partners                           (1,856,260)       (1,856,260)
    Distributions to holder of minority interest                    (9,826)           (9,724)
                                                             --------------    --------------
       Net cash used in financing activities                    (1,866,086)       (1,865,984)
                                                             --------------    --------------

Net increase (decrease) in cash and cash equivalents             4,394,153          (113,583)

Cash and cash equivalents at beginning of period                 1,157,202         1,329,320
                                                             ----------------  --------------

Cash and cash equivalents at end of period                   $   5,551,355     $   1,215,737
                                                             ==============    ==============

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
       period                                                $     928,130     $     928,130
                                                             ==============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Discontinued Operations

         During 2004, the Partnership sold the properties in Bullhead City and Winslow, Arizona; Franklin, Tennessee; and Topeka, Kansas, each to a third party, and received total net sales proceeds of approximately $4,465,600 resulting in a total gain on disposal of discontinued operations of approximately $1,172,600.

         In May 2004, the Partnership identified for sale one other property and reclassified the asset to real estate held for sale. Because the current carrying amount of this asset is less than its fair value less cost to sell, no provision for write-down of assets was recorded.

         The following presents the operating results of the discontinued operations for these properties.

                                                Quarter Ended                    Six Months Ended
                                                   June 30,                           June 30,
                                             2004             2003             2004             2003
                                        --------------   --------------   --------------   --------------

         Rental revenues                $      37,496    $     111,660    $     131,359    $     223,549
         Expenses                              (1,350)         (14,703)          (5,650)         (28,899)
                                        --------------   --------------   --------------   --------------
         Income from discontinued
             operations                 $      36,146    $      96,957    $     125,709    $     194,650
                                        ==============   ==============   ==============   ==============

4.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $47.28 million, consisting of approximately $39.54 million in cash and approximately $7.74 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $157,000 consisting of approximately $131,000 in cash and approximately $26,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003, we owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2004, we owned 37 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $1,794,686 and $1,765,526 for the six months ended June 30, 2004 and 2003, respectively. In 2004, we sold the Properties in Bullhead City and Winslow, Arizona; Franklin, Tennessee; and Topeka, Kansas each to a third party, and received total net sales proceeds of approximately $4,465,600 resulting in a total gain on disposal of discontinued operations of approximately $1,172,600. We intend to reinvest these proceeds in additional Properties or to pay liabilities.

         At June 30, 2004, we had $5,551,355 in cash and cash equivalents, as compared to $1,157,202 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at June 30, 2004 was primarily a result of holding sales proceeds. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $1,856,260 for each of the six months ended June 30, 2004 and 2003 ($928,130 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $0.41 per unit for each of the six months ended June 30, 2004 and 2003 ($0.21 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,217,798 at June 30, 2004, as compared to $1,196,223 at December 31, 2003. The increase in total liabilities was partially due to an increase in accounts payable and accrued expenses and amounts due to related parties and was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,564,526 during the six months ended June 30, 2004, as compared to $1,559,441 during the same period of 2003, $791,314 and $788,215 of which were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the leased Property portfolio related to the Properties accounted for as discontinued operations.

         We earned $10,011 in contingent rental income during the six months ended June 30, 2004, as compared to $28,677 during the same period of 2003, $9,035 and $18,347 of which were earned during the second quarters of 2004 and 2003, respectively. Contingent rental income was lower during the current quarter and year, due to an amendment to the lease relating to the Property in Tempe, Arizona, which increased the minimum of gross sales required for the payment of contingent rents.

         We earned $204,761 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $195,796 during the same period of 2003, $102,763 and $98,560 of which were earned during the second quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures was higher during the current quarter and year because in November 2003, we reinvested a portion of sales proceeds from a prior year sale in a Property in Tucker, Georgia, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners. We own a 10% interest in the profits and losses of the Property.

         We earned $53,604 in interest and other income during the six months ended June 30, 2004, as compared to $2,645 during the same period of 2003, $53,348 and $2,091 of which were earned during the second quarters of 2004 and 2003, respectively. Interest and other income were higher during the quarter and six months ended June 30, 2004 because we received reimbursement of property expenditures that were incurred in previous years relating to vacant Properties. The former tenant reimbursed these amounts as a result of its 1998 bankruptcy proceedings.

         Operating expenses, including depreciation and amortization expense, were $467,866 during the six months ended June 30, 2004, as compared to $400,316 during the same period of 2003, $207,100 and $165,278 of which were incurred during the second quarters of 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004 was partially due to additional general operating and administrative expenses, including legal fees, and an increase in the amount of state tax expense relating to several states in which we conduct business.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $125,709 during the six months ended June 30, 2004, as compared to $194,650 during the same period of 2003, $36,146 and $96,957 of which were earned during the second quarters of 2004 and 2003, respectively, relating to the Properties in Bullhead City and Winslow, Arizona; Franklin, Tennessee; Topeka, Kansas; and Antioch, Tennessee. In 2004, we sold the Properties in Bullhead City and Winslow, Arizona; Franklin, Tennessee; and Topeka, Kansas resulting in a total gain on disposal of discontinued operations of approximately $1,172,600. As of August 9, 2004, the sale of the Property in Antioch, Tennessee had not occurred.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, Salem Joint Venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $47.28 million, consisting of approximately $39.54 million in cash and approximately $7.74 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $157,000 consisting of approximately $131,000 in cash and approximately $26,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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