Form 10-Q
period 2004-09-30
CNL INCOME FUND XIV LTD
filed 2004-11-15
CIK 893571

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-23974
                     ---------------------------------------


                            CNL Income Fund XIV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-3143096
--------------------------------                 ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                            32801
-----------------------------------------        -------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
                                                 ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X _

                                    CONTENTS





Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              9

   Item 4.    Controls and Procedures                                      10

Part II

   Other Information                                                       11-12

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                       $       20,988,871     $       21,238,340
  Net investment in direct financing leases                                        4,862,722              4,967,946
  Real estate held for sale                                                          693,722              3,994,111
  Investment in joint ventures                                                     4,146,978              4,194,852
  Cash and cash equivalents                                                        5,486,683              1,157,202
  Receivables, less allowance for doubtful
      accounts of $12,700 in 2003                                                      1,094                 18,006
  Accrued rental income, less allowance for doubtful
      accounts of $45,033 and $48,635, respectively                                2,357,403              2,353,152
  Other assets                                                                        94,959                 81,900
                                                                          -------------------    -------------------

                                                                          $       38,632,432     $       38,005,509
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                   $           70,010     $           12,823
  Real estate taxes payable                                                            1,427                  2,492
  Distributions payable                                                              928,130                928,130
  Due to related parties                                                              43,215                 18,885
  Rents paid in advance and deposits                                                 201,282                208,415
  Deferred rental income                                                              23,921                 25,478
                                                                          -------------------    -------------------
      Total liabilities                                                            1,267,985              1,196,223

  Minority interest                                                                  155,813                156,548

  Commitment  (Note 4)

  Partners' capital                                                               37,208,634             36,652,738
                                                                          -------------------    -------------------

                                                                          $       38,632,432     $       38,005,509
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                 Nine Months Ended
                                                             September 30,                   September 30,
                                                         2004             2003           2004            2003
                                                     -------------    -------------  --------------  --------------
  Revenues:
      Rental income from operating leases            $    653,082     $    652,092   $   1,951,634   $   1,949,596
      Earned income from direct financing leases          129,063          132,646         395,037         394,583
      Contingent rental income                              2,069           13,005          12,080          41,682
      Interest and other income                               279              466          53,883           3,111
                                                     -------------    -------------  --------------  --------------
                                                          784,493          798,209       2,412,634       2,388,972
                                                     -------------    -------------  --------------  --------------

  Expenses:
      General operating and administrative                117,606           64,073         330,027         217,587
      Property related                                      4,381            8,562          11,213          16,506
      Management fees to related party                      9,594           10,197          29,416          30,280
      State and other taxes                                    --            1,819          59,828          51,618
      Depreciation and amortization                        84,201           86,576         253,164         255,552
                                                     -------------    -------------  --------------  --------------
                                                          215,782          171,227         683,648         571,543
                                                     -------------    -------------  --------------  --------------

  Income before minority interest and equity in
      earnings of unconsolidated joint ventures           568,711          626,982       1,728,986       1,817,429

  Minority interest                                        (4,542)          (4,879)        (14,020)        (14,307)

  Equity in earnings of unconsolidated joint
  ventures                                                101,515          101,061         306,276         296,857
                                                     -------------    -------------  --------------  --------------

  Income from continuing operations                       665,684          723,164       2,021,242       2,099,979
                                                     -------------    -------------  --------------  --------------

  Discontinued operations:
      Income from discontinued operations                  20,749           97,270         146,458         291,920
      Gain on disposal of discontinued
  operations                                                   --               --       1,172,586              --
                                                     -------------    -------------  --------------  --------------
                                                           20,749           97,270       1,319,044         291,920
                                                     -------------    -------------  --------------  --------------

  Net income                                         $    686,433     $    820,434   $   3,340,286   $   2,391,899
                                                     =============    =============  ==============  ==============

  Income per limited partner unit:
      Continuing operations                          $       0.15     $       0.16   $        0.45   $        0.47
      Discontinued operations                                  --             0.02            0.29            0.06
                                                     -------------    -------------  --------------  --------------
                                                     $       0.15     $       0.18   $        0.74   $        0.53
                                                     =============    =============  ==============  ==============

  Weighted average number of limited partner
      units outstanding                                 4,500,000        4,500,000       4,500,000       4,500,000
                                                     =============    =============  ==============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                         ---------------------    ------------------

General partners:
    Beginning balance                                                    $            209,255     $         209,255
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      209,255               209,255
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              36,443,483            36,912,701
    Net income                                                                      3,340,286             3,243,302
    Distributions ($0.62 and $0.83 per
       limited partner unit, respectively)                                         (2,784,390)           (3,712,520)
                                                                         ---------------------    ------------------
                                                                                   36,999,379            36,443,483
                                                                         ---------------------    ------------------

Total partners' capital                                                  $         37,208,634     $      36,652,738
                                                                         =====================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     2004                  2003
                                                                                ----------------      ----------------


Net cash provided by operating activities                                       $     2,663,073       $     2,778,398
                                                                                ----------------      ----------------

Cash flows from investing activities:
    Proceeds from sale of assets                                                      4,465,553                    --
    Payment of lease costs                                                                   --               (13,125)
                                                                                ----------------      ----------------
       Net cash provided by (used in) investing activities                            4,465,553               (13,125)
                                                                                ----------------      ----------------

Cash flows from financing activities:
    Distributions to limited partners                                                (2,784,390)           (2,784,390)
    Distributions to holder of minority interest                                        (14,755)              (14,421)
                                                                                ----------------      ----------------
       Net cash used in financing activities                                         (2,799,145)           (2,798,811)
                                                                                ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                                  4,329,481               (33,538)

Cash and cash equivalents at beginning of period                                      1,157,202             1,329,320
                                                                                ----------------      ----------------

Cash and cash equivalents at end of period                                      $     5,486,683       $     1,295,782
                                                                                ================      ================

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
       period                                                                   $       928,130       $       928,130
                                                                                ================      ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 2004, the Partnership identified for sale one other property and reclassified the assets to real estate held for sale. Because the current carrying amount of these assets is less than their fair value less cost to sell, no provision for write-down of assets was recorded.

                            CNL INCOME FUND XIV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for these properties.

                                                       Quarter Ended                Nine Months Ended
                                                       September 30,                  September 30,
                                                    2004           2003            2004            2003
                                                -------------  -------------- ---------------  --------------

         Rental revenues                        $     20,749   $     111,433  $      152,108   $     334,982
         Expenses                                         --         (14,163)         (5,650)        (43,062)
                                                -------------  -------------- ---------------  --------------
         Income from discontinued
         operations                             $     20,749   $      97,270  $      146,458   $     291,920
                                                =============  ============== ===============  ==============


3.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $47.28 million, consisting of approximately $39.54 million in cash and approximately $7.74 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $157,000 consisting of approximately $131,000 in cash and approximately $26,000 in preferred stock.

4.       Commitment

         In September 2004, the Partnership entered into an agreement with a third party to sell the property in Antioch, Tennessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XIV, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on September 25, 1992, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003, we owned 41 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we owned 37 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $47.28 million, consisting of approximately $39.54 million in cash and approximately $7.74 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $157,000 consisting of approximately $131,000 in cash and approximately $26,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,663,073 and $2,778,398 for the nine months ended September 30, 2004 and 2003, respectively. In 2004, we sold the Properties in Bullhead City and Winslow, Arizona; Franklin, Tennessee; and Topeka, Kansas, each to a third party, and received total net sales proceeds of approximately $4,465,600 resulting in a total gain on disposal of discontinued operations of approximately $1,172,600. We intend to reinvest these proceeds in additional Properties or pay liabilities.

         At September 30, 2004, we had $5,486,683 in cash and cash equivalents, as compared to $1,157,202 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at September 30, 2004 was primarily a result of holding sales proceeds. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $2,784,390 for each of the nine months ended September 30, 2004 and 2003 ($928,130 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $0.62 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.21 for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,267,985 at September 30, 2004, as compared to $1,196,223 at December 31, 2003. The increase in total liabilities was partially due to an increase in accounts payable and accrued expenses and amounts due to related parties and was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In September 2004, we entered into an agreement with a third party to sell the Property in Antioch, Tennessee. As of November 5, 2004, the sale had not occurred.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $2,346,671 during the nine months ended September 30, 2004, as compared to $2,344,179 during the same period of 2003, $782,145 and $784,738 of which were earned during the third quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the leased Property portfolio related to the Properties accounted for as discontinued operations.

         We earned $12,080 in contingent rental income during the nine months ended September 30, 2004, as compared to $41,682 during the same period of 2003, $2,069 and $13,005 of which were earned during the third quarters of 2004 and 2003, respectively. Contingent rental income was lower during the quarter and nine months ended September 30, 2004, due to an amendment to the lease relating to the Property in Tempe, Arizona, which increased the minimum of gross sales required for the payment of contingent rents, and due to a decrease in reported gross sales of a restaurant whose lease requires the payment of contingent rental income.

         We earned $306,276 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $296,857 during the same period of 2003, $101,515 and $101,061 of which were earned during the third quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures was slightly higher during 2004 because in November 2003, we reinvested a portion of sales proceeds from a prior year sale in a Property in Tucker, Georgia, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners. Rental payments relating to this Property commenced at the time of acquisition. We own a 10% interest in the profits and losses of the Property.

         We earned $53,883 in interest and other income during the nine months ended September 30, 2004, as compared to $3,111 during the same period of 2003, $279 and $466 of which were earned during the third quarters of 2004 and 2003, respectively. Interest and other income was higher during the nine months ended September 30, 2004 because we received reimbursement of property expenditures that were incurred in previous years relating to vacant Properties. The former tenant reimbursed these amounts as a result of its 1998 bankruptcy proceedings.

         Operating expenses, including depreciation and amortization expense, were $683,648 during the nine months ended September 30, 2004, as compared to $571,543 during the same period of 2003, $215,782 and $171,227 of which were incurred during the third quarters of 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004 was due to additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above. The increase in operating expenses during the nine months ended September 30, 2004 was also due to an increase in the amount of state tax expense relating to several states in which we conduct business.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $97,270 and $291,920 during the quarter and nine months ended September 30, 2003, respectively, and income from discontinued operations of $146,458 during the nine months ended September 30, 2004, relating to the Properties in Bullhead City and Winslow, Arizona; Franklin, Tennessee; Topeka, Kansas; and Antioch, Tennessee. In the first six months of 2004, we sold the Properties in Bullhead City and Winslow, Arizona; Franklin, Tennessee; and Topeka, Kansas resulting in a total gain on disposal of discontinued operations of approximately $1,172,600. During the quarter ended September 30, 2004, we recognized income from discontinued operations of $20,749 relating to the Property in Antioch, Tennessee. As of November 5, 2004, the sale of this Property had not occurred.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         ------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         ------------------------------------------------------------
         Inapplicable.

Item 3.  Default upon Senior Securities.   Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.   Inapplicable.
         ----------------------------------------------------

Item 5.  Other Information.   Inapplicable.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XIV, LLC, and CNL Income Fund XIV, Ltd. dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


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

                                  EXHIBIT INDEX


Exhibit Number

                 Exhibits

                 2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XIV, LLC, and CNL Income Fund XIV, Ltd. dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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